Form 10-Q
period 1996-04-30
GAMETEK INC
filed 1996-07-10
CIK 913887

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                   _________________________


         For the Quarterly Period Ended April 30, 1996

                  Commission File No. 0-23168

                         GameTek, Inc.
     (Exact name of registrant as specified in its charter)

                            Delaware
                (State or other jurisdiction of
                 incorporation or organization)

                           65-0007710
              (I.R.S. Employer Identification No.)

                       Three Harbor Drive
                           Suite 110
                  Sausalito, California 94965
     (Address of principal executive offices and zip code)

                         (415) 289-0220
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding
      Class of Common Stock                                 at July 1, 1996
                                                           _________________

     $0.01 par value per share                                10,367,853


<page 2>

                  GAMETEK, INC. AND SUBSIDIARIES


                              INDEX

Part I - Financial Information                                  Page

Item 1.  Consolidated Financial Statements ....................   3

          Consolidated Statements of Operations for the
          Three and Nine Months Ended April 30, 1996
          and 1995 ............................................   3

          Consolidated Balance Sheets at
          April 30, 1996 and July 31, 1995 ....................   4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended April 30, 1996 and 1995 ...........   5

          Notes to Consolidated Financial Statements ..........   6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .........   8


Part II - Other Information

Item 1. Legal Proceedings .....................................  11

Item 6. Exhibits and Reports on Form 8-K ......................  12

Signatures ....................................................  13


<page 3>

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                  GameTek, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (Unaudited)

                              Three Months Ended         Nine Months Ended
                                  April 30,                   April 30,

                          ___________  ____________  ____________   ___________
                              1996         1995          1996          1995

Net revenues               $ 3,268,774  $ 6,226,485  $ 10,620,308  $ 31,850,625
Cost of revenues             2,824,356    6,031,922     8,023,288    24,999,755
                            __________   __________   ___________   ___________

Gross profit                   444,418      194,563     2,597,020     6,850,870
                            __________   __________    __________   ____________

Operating expenses:

  Selling, general and
    administrative            2,266,343   2,913,033     6,849,709     9,824,003
  Product development           722,252   2,623,184     1,541,749     3,954,267
                             __________  __________    __________    ___________

    Total operating expenses  2,988,595   5,536,217     8,391,458    13,778,270
                             __________  __________    __________    ___________

Loss from operations         (2,544,177) (5,341,654)  ( 5,794,438)  ( 6,927,400)
                             ----------- -----------  -----------   ------------

Interest expense:
  Interest expense --
    related party               217,681      91,822        691,833      239,596
  Interest expense -- other      65,617     163,667        203,596      284,203
                              ---------   ---------    -----------   ----------

     Total interest expense     283,298     255,489        895,429      523,799

Other income (expense)       (   32,064)     83,476        544,695      345,197
                             -----------   --------     ----------    ---------

Loss before income tax provision
  and minority interest      (2,859,539) (5,513,667)   ( 6,145,172) ( 7,106,002)
Income tax provision             89,857     211,952        216,094       76,682
                             ----------  -----------    ----------  ------------

Loss before minority
  interest                   (2,949,396) (5,725,619)   ( 6,361,266) ( 7,182,684)

Minority interest                ---     (   67,986)        ---     (   125,432)
                             ----------- -----------   ------------ ------------

Net loss                     (2,949,396) (5,657,633)   ( 6,361,266) ( 7,057,252)
                             =========== ===========   ============  ===========


Loss per share               (    $0.30) (    $0.75)   (     $0.73) (     $0.94)
                             =========== ===========   ============ ============


Weighted average number of
  common shares outstanding    9,730,816  7,534,520       8,765,055   7,534,520
                             ===========  =========     ===========  ===========

See notes to consolidated financial statements.


<Page 4>
                  GameTek, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                                                     April 30,   July 31,
                                                       1996        1995
                                                   (unaudited)
                              ASSETS

Current assets:
 Cash                                              $   23,468   $  110,102
 Accounts receivable, net                           5,304,589    5,140,701
 Inventories                                        2,246,495    2,680,852
 Prepaid expenses and other current assets            851,062      823,204
 Refundable income taxes                              935,244      957,716
                                                   ----------   ----------
     Total current assets                           9,360,858    9,712,575

Property and equipment, net                         1,406,261    1,581,261
Capitalized masters and software
 development costs, net                             2,383,844    1,134,162
Royalty advances                                    2,882,082    2,577,113
Other assets                                          280,968      280,966
                                                   ----------   ----------

 Total assets                                     $16,314,013  $15,286,077
                                                   ==========   ==========



                LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
 Accounts payable                                 $ 2,615,486  $ 1,753,705
 Royalties payable                                    366,143      789,894
 Accrued expenses                                     162,785      763,549
 Income taxes payable                                 721,407      542,128
 Short-term borrowings and bankers'
  acceptances                                       1,523,028      679,670
 Current portion of long-term debt                  3,272,044        ---
                                                   __________   __________
      Total current liabilities                     8,660,893    4,528,946
                                                   __________   __________


Long-term debt:
 Bank borrowings                                       ---       2,596,504
 Related party debt                                 9,200,000    8,250,000
                                                   __________   __________

      Total long-term debt                          9,200,000   10,846,504
                                                   ----------   ----------

Capital deficiency:
 Common stock, $0.01 par value, 20,000,000
 shares authorized, 10,367,853 shares
 issued and outstanding (7,534,520 in 1995)           103,680       75,345
 Additional paid-in capital                        18,851,864   13,880,197
 Accumulated deficit                              (20,464,422) (14,103,159)
 Foreign currency translation                     (    38,002)      58,244
                                                  -----------   ----------

      Total capital deficiency                     (1,546,880)     (89,373)


      Total liabilities and capital
       deficiency                                 $16,314,013  $15,286,077


See notes to consolidated financial statements.

<page 5>
                  GameTek, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                     Nine Months Ended
                                                        April 30,
                                                   1996             1995

Operating activities:
 Net loss                                       $(6,361,263)     $(7,057,252)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Amortization of capitalized masters and
   software development costs                       559,144          529,206
 Depreciation                                       601,715          370,201
 Foreign exchange loss                               40,559            ---
 Minority interest in net earnings                    ---           (125,432)
 Change in assets and liabilities:
   Accounts receivable                             (174,250)       3,246,774
   Inventories                                      434,357        1,296,690
   Income taxes                                     201,751          661,559
   Royalty advances                                (304,969)         938,468
   Other assets                                     (27,860)         312,634
   Accounts payable and accrued liabilities        (203,860)      (1,579,804)
   Royalties payable                               (423,751)         113,281
   Accrued bonus payable                              ---         (  118,757)
                                                  ----------      ----------

 Net cash used in operating activities           (5,658,427)      (1,412,432)
                                                  __________      __________

Investing activities:
 Purchases of property and equipment               (426,714)        (814,892)
 Capitalized masters and software development
  costs                                          (1,808,826)        (928,084)
 Investment in limited liability corporation         ---            (200,040)
 Restricted cash                                     ---             500,000
                                                 __________      ___________
   Net cash used in investing activities         (2,235,540)     ( 1,443,016)
                                                 __________      ___________

Financing activities:
 Borrowings under revolving credit agreements     5,950,000        3,300,000
 Repayments under revolving credit agreements        ---         ( 5,050,000)
 Net borrowings under banker's acceptances and
  loan agreements                                   675,540        3,850,823
 Short term borrowings                              843,358            ---
 Cash overdraft                                     475,238            ---
 Repayment of bank debt                              ---               ---
                                                  _________      ___________
   Net cash provided by financing activities      7,944,136        2,100,823

 Effect of foreign currency translation on
 cash                                              (136,803)         105,070
 Net decrease in cash                               (86,634)        (649,555)
 Cash, beginning of period                          110,102          794,032
                                                  _________      ___________

 Cash, end of period                                $23,468         $144,477
                                                  =========      ===========

 Supplemental disclosure of cash flow information:
   Cash paid for interest                        $  345,083      $   216,059
                                                  ---------       ----------
   Cash paid for income taxes                    $        0      $         0
                                                  ---------       ----------

 Supplemental schedule of noncash investing and financing activities:


 1995
 ----

 Fair value of assets contributed by minority interest in limited liability corporation, $199,960.

 See notes to consolidated financial statements.


<page 6>

                  GameTek, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements


1. GENERAL

The consolidated financial statements of GameTek, Inc. and Subsidiaries (the "Company") included herein are not audited and do not include all footnote disclosures normally included in the annual consolidated financial statements and notes. These financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-K for the year ended July 31, 1995. Certain amounts in prior periods have been reclassified to conform to current presentation.

The unaudited financial statements for the nine months ended April 30, 1996 and 1995 reflect, in the opinion of management, all adjustments necessary to present fairly the results for such periods. All such adjustments are solely of a normal recurring nature. The operating results for the nine month period ended April 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 1996.

The Company is dependent upon the continued long term financial support of a related party lender. Should this lender withdraw its financial support by failing to provide additional credit as needed, it is unlikely that the Company would be able to secure financing from other sources. In such a case, the Company's liquidity would be materially adversely affected and it would likely be rendered insolvent.


2. INVENTORIES

Inventories consist of the following as of:


                           April 30, 1996     July 31, 1995
                           --------------     -------------

        Raw materials         $ 1,412,314       $   857,820
        Finished goods            834,181         1,823,032
                               ----------        ----------

             Total            $ 2,246,495       $ 2,680,852
                               ==========        ==========


3. DEBT

Short term borrowings and bankers' acceptances at April 30, 1996 includes $1,215,417 of borrowings by the Company's UK subsidiary under a revolving credit facility which provides a line of credit for 1,000,000 pounds and bears interest at the rate of 2% over LIBOR (8.0% at April 30, 1996). This facility is due on demand and all assets of the UK subsidiary have been pledged as collateral.

The Company has a domestic facility which provides for a line of credit of $10,000,000 with a sublimit of up to $6,000,000 for direct loans and bears interest at a rate of prime + 2% (10.25% at April 30, 1996). In May 1995, this facility was converted from a demand basis to a term basis due in full on August 1, 1996. This facility is collateralized by substantially all of the Company's North American assets. The balance at April 30, 1996 was $3,272,044. There was no availability at April 30, 1996.


<page 7>

4. BORROWINGS - RELATED PARTY

In August 1994, the Company and an affiliate of a related party shareholder entered into a $6,000,000 revolving credit facility which was due on demand and accrued interest at prime plus 1%. As of August 1, 1995, the revolving credit facility was amended to increase the maximum principal amount available to the Company to $12,000,000 and was converted from a demand facility to a facility that matures August 1, 1997. At April 30, 1996 the outstanding balance was $9,200,000.

On October 31, 1995 and March 14, 1996, the Company's major shareholder, at the request of the Board of Directors, contributed a total of $5,000,000 in exchange for a total of 2,833,333 shares of common stock. These contributions were funded through a reduction in the then outstanding balance of the revolving credit facility. These exchanges have been treated as non-cash transactions for the purposes of the statement of cash flows.


5. OTHER INCOME

Other income for the nine months ended April 30, 1996 consists solely of the proceeds of the settlement of litigation in the Company's favor.


6. INCOME TAXES

The Company maintains a full valuation allowance against its deferred tax assets based on management's belief that it is more likely than not that such future tax benefits will not be realized. The provision for income taxes for the nine months ended April 30, 1996 does not bear a customary relationship to the pre-tax accounting loss due principally to the valuation allowance on deferred tax assets and income taxes on foreign income.


7.  SUBSEQUENT EVENTS

Effective as of July 8, 1996, the Company's principal stockholder, at the request of the Board of Directors, contributed $2,650,000 in exchange for a total of 1,060,000 shares of common stock. These contributions were funded through a reduction in the outstanding balance of the Company's related party revolving credit facility. This exchange will be treated as a non-cash transaction for purposes of the statement of cash flows for the Company's fourth fiscal quarter.

           [Balance of page left blank intentionally.]


<page 8>

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


GENERAL:

The Company has incurred substantial losses over the last several fiscal years, due primarily to a lack of strong new product offerings and extremely high levels of product returns and allowances. These losses have seriously impaired the Company's liquidity. Management has responded to these problems by reducing costs through staff reductions, closure of the Company's San Francisco, California and Aventura, Florida offices, and the termination of certain development projects. The Company is also seeking a distribution arrangement for certain of its new products to reduce future working capital requirements by, among other things, requiring the distributor to fund the purchase of certain cartridge products from the manufacturer and intends to release a variety of new products during the coming fiscal year.

The Company's future success and viability depends upon its ability to implement these strategies effectively and on its ability to maintain adequate sources of working capital. At present, the Company is dependent upon two financing facilities, one with a commercial bank, and the other with a related party lender. The facility with the commercial bank expires on August 1, 1996. If this facility is not renewed or replaced, the Company will be required to find alternative means to open the letters of credit used in purchasing cartridge products or to prepay for the purchase of cartridge product, which would require substantial additional working capital, or to enter into a distribution arrangement under which a third party distributor would fund the purchase of cartridge product. There can be no assurance that the Company would be able to obtain alternate means of opening letters of credit, to secure any such additional working capital or to obtain such a distribution arrangement.

The Company is also dependent upon the continued long term financial support of its related party lender. Should this lender withdraw its financial support by failing to provide additional credit as needed, it is unlikely that the Company would be able to secure financing from other sources. In such a case, the Company's liquidity would be materially adversely affected and it would likely be rendered insolvent.


RESULTS OF OPERATIONS:

Three Months Ended April 30, 1996 Compared to Three Months Ended April 30,
- - --------------------------------------------------------------------------
1995
- - ----

Net revenues for the period decreased $2.9 million (or 48%) from $6.2 million to $3.3 million primarily as a result of sales of product for dedicated platform systems and software for personal computers declining $2.2 million and $3.2 million respectively. Allowances for returns and other credits declined $2.2 million (but increased as a percentage of gross sales from 21% to 25% of gross revenue) from the comparable period in fiscal 1995, partially offsetting the decline in sales. This decline resulted primarily from significant accruals recorded during the three months ended April 30, 1995. The Company's international operations contributed $2.6 million for the quarter ended April 30, 1996 as compared to $4.1 million for the quarter ended April 30, 1995. These decreases were due to a combination of a decrease in the number of units sold, due to a limited number of new product offerings by the Company during the period, and a decrease in the average price per unit.


<page 9>

Cost of revenues includes the cost of manuals, packaging, diskettes, cartridges, duplication, assembly and fulfillment charges, as well as royalties paid to third party developers and intellectual property right owners, inventory obsolescence reserves, and amortization of capitalized software development costs. Gross profit for the third quarter of fiscal 1996 increased to $444,000 as compared to $195,000 for the comparable period in fiscal 1995. As a percentage of net revenue, gross profit increased from 3% to 14% as a result of decreased royalty rates.

Selling, general and administrative expenses decreased from $2.9 million to $2.3 million as a result of an $86,000 decrease in advertising expenses, a $410,000 decrease in commissions and cooperative advertising, a $211,000 decrease in salary and consulting expenses and a $66,000 decrease in customer service related expenses. These decreases in expenses are a result of the decline in sales volume. As a percent of net sales, selling, general and administrative expenses increased from 47% to 66% as a result of the decline in sales volume.

Product development expenses decreased by $1.9 million (or 72%) from approximately $2.6 million to approximately $722,000. During the three months ended April 30, 1995, the Company either wrote off or established reserves aggregating $1.9 million for abandoned development projects.

The income tax provision decreased by $122,000 for the quarter ended April 30, 1996 from the comparable period in fiscal 1995 due to lower foreign income. Additionally, the Company will not recognize any benefit for domestic losses in 1996.


Nine Months Ended April 30, 1996 Compared to Nine Months ended April 30, 1995
- - ------------------------------------------------------------------------------

Net revenues declined $21.2 million (or 67%) from $31.9 million to $10.6 million in the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995. This decrease consisted of a $15.7 million decline in sales of product for dedicated platform systems and a $9.7 million decline in sales of product for personal computers, partially offset by a $3.7 million decrease in the provision for returns and allowances. This decrease in revenues reflects a lack of new product offerings by the Company during the period, resulting in lower unit sales, as well as a lower price per unit.

Gross profit decreased by $4.3 million (or 62%) from $6.9 million to $2.6 million primarily as a result of decreased sales volume. The gross profit percentage increased from 21.5% to 24.4%, primarily as a result of a decrease in royalty expense from 17% to 14%.

Selling, general and administrative expenses decreased $3.0 million (or 30%) from $9.8 million to $6.8 million from the comparable period of fiscal 1995 as a result of a $900,000 decrease in advertising expenditures, a $700,000 decrease in salaries, decreases totaling $375,000 relating to customer service and creative activities and a $1.0 million decrease in commissions and cooperative advertising expenses. These decreases are primarily a result of the decrease in sales volume. As a percent of net revenues, selling, general and administrative expenses increased from 31% to 64% as a result of the decline in sales volume.

Product development expenses decreased $2.4 million (or 61%) from $4.0 million to $1.6 million due primarily to the abandonment of a number of development projects during the third quarter of fiscal 1995. Additionally, during the fourth quarter of fiscal 1995, the Company dissolved a product development



<page 10>

joint venture with a software development company in which the Company had incurred significant development expense in fiscal 1995.

Interest expense increased approximately $372,000 for the nine months ended April 30, 1996 over the comparable period of fiscal 1995, as a result of increased borrowings.

Other income for the nine months ended April 30, 1996 increased approximately $199,000 over the comparable period in fiscal 1995 as a result of the settlement of certain litigation.


QUARTERLY EARNINGS FLUCTUATION

The Company's quarterly earnings have fluctuated dramatically, and in the future are likely to continue to fluctuate dramatically, as a result of a variety of factors, the most important of which are the market acceptance and timing of new product releases and, to a lesser extent, the holiday selling season.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its credit facility with a bank, and borrowings under its revolving credit facility with a related entity. The bank facility provides an aggregate of $10 million for the issuance of letters of credit, including the refinancing of such letters of credit via bankers' acceptances at an interest rate of prime plus 2%. The outstanding balance under this facility at April 30, 1996 was $3.6 million. As discussed further below, the Company's related party lender converted a portion of the debt owed to it by the Company into a capital contribution in March 1996. The related party facility provides a maximum borrowing of $12 million at an interest rate of prime plus 1%. The outstanding balance at April 30, 1996 under this facility was $9.2 million. At April 30, 1996, unused availability under existing credit facilities amounted to $2.8 million. The Company's UK subsidiary has a revolving credit facility that provides a line of credit of 1,000,000 pounds and bears interest at a rate of 2% over LIBOR.

The Company intends to seek an extension of its bank facility. If it is unable to do so, and is unable to obtain a replacement facility, the Company may require additional credit from its related party lender. There can be no assurance that the Company will be able to obtain a renewal and/or extension of its bank facility or that its related party lender will be willing to extend the additional capital required to enable the Company to continue its operations, in which case the Company's liquidity and its ability to continue operations would be seriously adversely affected.

Net cash used in operations during the first nine months of fiscal 1996 was $5.7 million as compared to $1.4 million during the first nine months of fiscal 1995. Inventory decreased from $2.7 million to $2.2 million as a result of declining cartridge sales, disposal of obsolete inventory and the ability to build computer software inventory to order. The Company has experienced a lengthening of the collection process as customers generally have been paying more slowly, which has had a negative effect on the Company's liquidity.

Net cash used in investing activities for the nine months ended April 30, 1996 totaled $2.2 million as compared to $1.4 million for the nine months ended April 30, 1995. This increase resulted from an increase in capitalized masters and software development costs related to new development projects.


<page 11>

Net cash provided by financing activities totaled $7.9 million for the nine months ended April 30, 1996, as compared to $2.1 million for the comparable period in 1995. The primary source of funds for the first nine months of fiscal 1996 was the Company's facility with a related party lender. During the nine months ended April 30, 1995, the Company's primary source of funds was its bank facility.

On October 31, 1995, the Company's majority shareholder, at the request of the Board of Directors, purchased 1,500,000 additional shares of stock at a price of $2.00 per share. The entire $3 million in net proceeds of such sales was applied to reduce the Company's related party debt. On March 14, 1996, the Company's major shareholder, again at the request of the Board of Directors, contributed an additional $2,000,000 in exchange for 1,333,333 shares of common stock.

At April 30, 1996, management believes that the continuation of the Company's present financing arrangements should be adequate to provide for the Company's liquidity and capital needs for the remainder of the fiscal year. The Company's bank credit facility with a bank expires August 1, 1996. At this time, management believes the credit facility will be renewed without significant modification of the terms.


FUTURE OPERATING RESULTS

The Company's future operating results are subject to a number of uncertainties, including its ability to develop and introduce new products, the number and quantity of products introduced by competitors, the success of new hardware platforms and general economic and industry conditions. In addition, the Company expects the level of competition in the entertainment software industry to become more intense and that companies with greater access to capital, new products and retail shelf space may enter the market. The Company may plan to seek acquisitions of products or technologies in the future that are complementary to its current business. There can be no assurance that the Company will be successful in such acquisitions or that it will not encounter difficulties in integrating any such products or technologies into its existing operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows expected to result from the use of the asset and its eventual disposition. The Company is required to adopt this standard for the fiscal year beginning August 1, 1996. Management has not yet determined the impact this standard will have on the Company's financial statements.

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", becomes effective for years beginning after December 15, 1995. This pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules. Additional disclosures are required under the new pronouncement regardless of which method is used to measure compensation. The Company does not expect to



<page 12>

adopt the non-mandatory provisions of this statement. Accordingly, the standard will not impact the Company's financial position or results of operations.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently a defendant in any litigation, and is not a party to any material litigation of any kind.

In January 1996, the Company settled certain litigation that it had instituted against a former lender on terms favorable to the Company.



<page 13>

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GAMETEK, INC.



Dated: July 10, 1996               s/Max R. Rudminat
                                   -----------------
                                   Max R. Rudminat
                                   Chief Financial Officer