Form 10-K
GAMETEK INC
filed 1997-09-25
CIK 913887

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                           ___________

                            FORM 10-K
(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______ to ______

                 Commission file number:  0-23168

                                GAMETEK, INC.
      (Exact name of registrant as specified in its charter)

                 Delaware                           65-0007710
        (State or other jurisdiction           (I.R.S. employer
     of incorporation or organization)        identification no.)

Three Harbor Drive, Suite 110,
Sausalito, CA                                        94965
  (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code  415-289-0220

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                         (Title of class)

     Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes       No   X

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]


                    [Cover page 1 of 2 pages]
The aggregate market value of the voting securities held by non-affiliates of the registrant as of July 15, 1997 was approximately $2,350,000.


     11,961,186 shares of Common Stock, $.01 par value, were outstanding as of July 15, 1997.


                    [Cover page 2 of 2 pages]
                  GAMETEK, INC. AND SUBSIDIARIES
                            FORM 10-K
                 FOR THE YEAR ENDED JULY 31, 1996


                              PART I

ITEM 1.  BUSINESS


SUBSEQUENT EXTRAORDINARY EVENTS

     THIS ANNUAL REPORT RELATES TO THE COMPANY'S FISCAL YEAR ENDED JULY 31, 1996. THE FINANCIAL STATEMENTS INCLUDED HEREIN, EXCEPT TO THE EXTENT OTHERWISE PROVIDED IN THE NOTES THERETO, DO NOT REFLECT ANY EVENTS OR OTHER DEVELOPMENTS AFTER JULY 31, 1996. CERTAIN OTHER PORTIONS OF THIS REPORT DO REFLECT DEVELOPMENTS SUBSEQUENT TO THE END OF THE 1996 FISCAL YEAR, BUT DO NOT REFLECT CERTAIN MATERIAL EVENTS OCCURRING ON OR AFTER JULY 29, 1997, ON WHICH DATE THE COMPANY DISPOSED OF ITS CANADIAN AND UNITED KINGDOM OPERATIONS. SUCH DISPOSITION AND RELATED TRANSACTIONS, INCLUDING THE SATISFACTION OF THE COMPANY'S OBLIGATIONS RELATING TO A CREDIT FACILITY EXTENDED BY A COMMERCIAL BANK, WERE THE SUBJECT OF THE COMPANY'S CURRENT REPORT ON FORM 8-K FOR AN EVENT OF JULY 29, 1997, WHICH WAS FILED WITH THE SECURITIES & EXCHANGE COMMISSION ON THURSDAY, AUGUST 14, 1997 (THE "JULY 29, 1997 8-K"). THIS REPORT SHOULD BE READ IN CONJUNCTION WITH THE JULY 29, 1997 8-K, AND THE INFORMATION SET FORTH THEREIN.

General Development of Business

     The Company was incorporated in Delaware in March 1987 under the name Gabco, Inc., for the purpose of acquiring all of the outstanding stock of I.J.E., Inc. ("IJE"). IJE had been organized by Mr. Irwin H. Schwartz (who, until May 1995, was an officer, director and principal stockholder of the Company), in 1977 under the name I.J.E. Distributing, Inc. to distribute pre-recorded children's entertainment products (principally audio records and tapes) under the trade name "Kid Stuff." From 1977 to 1985, IJE and its affiliates obtained licenses to develop entertainment products based upon certain television shows, sports entities and name brand children's products. Mr. Schwartz sold IJE to an unaffiliated third party in 1985 and then formed Gabco, Inc. in 1987 to reacquire IJE. In 1987, following its acquisition by the Company, IJE formed a subsidiary, then known as GameTek, Inc. ("GTI") to exploit these licenses in the software market. In August 1992, GTI formed a wholly-owned subsidiary in the United Kingdom, GameTek (UK) Limited ("Gametek
(UK)") to conduct the Company's foreign operations.

     In October 1993, two inactive subsidiaries of the Company merged with and into GTI (the "Merger"), and GTI changed its name to GameTek (FL), Inc.
At the same time, the Company changed its name from Gabco, Inc. to GameTek, Inc. After the Merger, the Company had one directly-held, wholly-owned subsidiary, IJE, and three indirectly-held, wholly-owned subsidiaries, GameTek
(FL), Inc., Gametek (UK) and Cybersoft. In May 1994, Gametek (UK) formed a wholly-owned German subsidiary, Gametek Deutschland GmbH. In November 1994, GameTek (FL) formed a wholly-owned subsidiary, Alternative Reality Technologies, Inc., to conduct its Canadian operations. See Note 1 to the Consolidated Financial Statements.

Recent Developments.

     In fiscal 1996, management determined that the entertainment software industry was changing dramatically and that the Company could no longer effectively compete for retail shelf space with major software publishers, who had substantially greater financial resources and marketing power. Accordingly, the Company embarked upon a major restructuring which involved the virtual elimination of its domestic distribution operation; the closing of several offices; and a workforce reduction.

     As a result of this restructuring, which was completed near the end of fiscal 1996, the Company has evolved from a software publisher and distributor to a software developer. The Company is currently seeking arrangements with third-party licensees and distributors to distribute its products domestically; it will continue to distribute its products overseas through its European distribution network.

     The Company's principal executive offices are located at Three Harbor Drive, Suite 110, Sausalito, California 94965, and its telephone number is
(415) 289-0220.


Financial Information about Industry Segments

     See Note 9 to the Consolidated Financial Statements for financial information about the Company's industry segments.


Narrative Description of Business

  General

     GameTek develops interactive entertainment software for use on all major dedicated game playing console systems, including the Sony Playstation, Sega Saturn, and Nintendo 64 platforms, as well as on all IBM-compatible personal computers. The Company's products include game show titles and action, fantasy and simulation games.

   Hardware Platforms

     The principal types of interactive hardware platforms are dedicated game systems, such as the Sony Playstation, Sega Saturn and Nintendo 64 system, and personal computers. Many of these systems utilize CD ROM technology. CD-ROM based systems have become increasingly popular over the last few years and the Company expects this trend to continue.

   Software

     Interactive software programs allow the consumer to participate actively in the outcome of a specific performance or event or to manipulate data and create printed output. The principal software categories in which the Company publishes its products include: Family Entertainment, Simulations (e.g. driving and flying), Action/Arcade and Adventure/Role Playing.

     Software products may be based on licensed trademarks or trade names (e.g., Rand McNally), contracted celebrity endorsements (e.g., Vanna White) or proprietary concepts, scenarios or characters (e.g., Dark Colony). Software is distributed directly to retail customers, primarily mass merchandisers and chain store retailers, or through independent sales representative organizations or distributors.

   Products

     The Company's sales catalogs include many titles being offered for sale on various platforms. Certain titles are published in multiple versions, each of which is designed for a different platform. The Company currently has under development 15 new products designed for use on five hardware platforms. A portion of the software titles under development at any time could be discontinued prior to release.

     Most of the Company's products have suggested retail prices ranging from $19.99 to $69.95. Products sold for use on dedicated game consoles generally have suggested retail prices that are higher than those sold for use on personal computers. In fiscal 1996, sales of Nintendo products accounted for approximately 30% of the Company's gross revenues, sales of Sega products accounted for approximately 1% of gross revenues and sales of personal computer software products accounted for approximately 58% of gross revenues.

     Sales of products published under the Company's Wheel of Fortune license aggregated approximately $5.3 million in fiscal 1994 and $1.7 million in fiscal 1995, representing approximately 11.3% and 4.9% respectively, of net revenues during such years. Sales of products published under the Company's Jeopardy! license aggregated approximately $11.7 million in fiscal 1994 and $2.6 million in fiscal 1995 representing approximately 25.0% and 7.8% respectively, of net revenues during such years. Sales of products published under all of the Company's television game show licenses aggregated approximately $20.7 million in fiscal 1994 and $5.1 million in fiscal 1995 representing approximately 44.2% and 15.0% respectively, of net revenues during such years. No product represented 15% or more of net revenues in fiscal 1996.

   New Product Development

     Licensed and Proprietary Titles:

     Software development is a complex task requiring both creativity and technical expertise. Historically, the Company has contracted with independent software developers, who are supervised by the Company's own program producers, to develop the Company's software products. In recent years, the Company has expanded its in-house staff of software developers to enhance its ability to design, create and program software products and has substantially reduced its reliance on outside developers.

     The Company believes that the most important factors in determining the ultimate success of any new entertainment software product are "game play" (the consumer's overall enjoyment of the graphics, sound and interactive aspects of the game) and consumer name recognition. Game play has assumed greater importance in recent years with the increase in video game rentals, which allow consumers to evaluate a product at a modest cost before making a decision regarding purchase of the product. Accordingly, the Company places great emphasis on the game play of its products.

     Once a product concept has been formulated, the Company selects a development team to work on product design and development. Each development team consists of one or more of the following Company and/or independent software development personnel: a designer who is responsible for the overall program design, including characters, plot and objectives; an animator who draws the various moving characters and objects that appear in the program; a musician who composes the musical score and sound effects heard during program play; an artist who draws the background and other still art for the program; and a programmer who writes the computer code that incorporates all of the various elements of the program into a form that can be used on the appropriate hardware platform.

     If a product is to be developed in conjunction with an independent software developer, the Company may furnish the developer with program specifications, which may include audio visual displays, artwork, musical work, sound recordings, rules of play and, in the case of television game shows, databases (e.g., lists of questions and answers), as well as related documentation, manuals and other materials. The software developer then creates the computer code and other elements of the product incorporating the specifications, artwork and other elements furnished by the Company. The Company also establishes a program development schedule with specific milestones to be achieved by agreed-upon dates. Independent software developers customarily receive a royalty in respect of each title developed based upon a percentage of net revenues derived by the Company from sales of that title. Such royalties generally range from 2% to 25%. The Company usually pays the independent software developer an advance against royalties which is payable in installments as various development milestones are achieved.

     After the initial development of a product has been completed and a prototype developed, the product is tested by the Company's product development personnel, and any program errors that are identified in testing are corrected. In the case of titles published for use on the Nintendo, Sega or Sony platforms, all software codes and prototypes, together with related artwork, user instructions, warranty information, brochures and packaging designs, are delivered to Nintendo, Sega or Sony (the "platform licensors"), as applicable, for testing and approval. Such approval is discretionary, and the platform licensors frequently require changes to the software and/or related artwork and documentation, which may delay shipment of a product, or may reject the title altogether. In the case of products developed under an intellectual property license, the licensor of the property will generally also have the right to approve the product prior to release. Such approval is discretionary and involves similar risks of delay and rejection.

     Most of the artwork for the Company's product packaging, documentation, posters, videos, advertising materials and in-store promotional materials is produced by third parties. Other aspects of the development process may be performed either by the Company's employees or by independent contractors hired by the Company for a specific project. Each development team, regardless of its composition, is closely supervised by one of the Company's program producers, whose supervisory responsibilities are similar to those of a motion picture producer.

     Development of software products for both the CD-ROM format and 32-bit and 64-bit cartridges for dedicated game systems take between 12 and 24 months. The substantial length of the development process has had a negative impact on the Company's cash flow, because of the long lapse of time between the expenditure of development funds and the realization of sales revenues.

   Research and Development

     In fiscal 1994, 1995, and 1996 the Company expended $299,000, $2.4 million and $1.9 million, respectively, for research and development. However, these amounts do not include fees paid to independent software developers and intellectual property licensors and other programming costs, all of which are capitalized and included in the Company's cost of revenues through the amortization of such capitalized costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 to Consolidated Financial Statements.

   Intellectual Property Licenses

     Many of the Company's products relate to properties licensed from third parties. The Company endeavors to acquire broad rights to publish products in the largest possible geographical area and over the greatest possible range of platforms. In the past, intellectual property licensors generally granted broad licenses covering multiple forms of electronic media. Licensors have recently begun, however, to limit the scope of their licenses to specific platforms and territories. Accordingly, it has become more difficult and more costly to obtain licenses for publication over a wide geographical area and across multiple platforms. The Company believes that this trend will continue in the foreseeable future.

     The Company generally pays licensor royalties ranging from 2% to 25% of the Company's net sales of products based on the licensed property.
Typically, the Company is obligated to make certain minimum guaranteed royalty payments over the term of the license and to advance payment against such guarantees. Highly desirable properties frequently generate intense bidding and require substantial royalty advances and guarantees.

     License agreements generally extend for a term of two to three years, are exclusive for a specific product or product line, are terminable in the event of material breach (including failure to pay any amounts owing to the licensor in a timely manner) by, or bankruptcy or insolvency of, a party and certain other events, and, in some cases, are renewable upon payment of certain minimum guarantees or the attainment of specified sales levels during the term of the license. Certain licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms. The Company's material intellectual property licenses currently are scheduled to expire (unless renewed) at various dates through May 1998.

   Platform Licenses

     The Company has several non-exclusive license agreements with Nintendo, giving the Company the right to develop and market software products for the SNES and Game Boy hardware platforms, and with Sega, giving the Company the right to develop and market software products for the Saturn, Genesis and Sega CD hardware platforms. In addition, the Company has acquired the non-exclusive right to develop and market software products for Sony's PlayStation platform. The Company has also acquired a license from Nintendo to develop and market certain software products for Nintendo's N64 platform. Generally, no specific hardware license is required for the development and marketing of personal computer software.

     Nintendo, Sega and Sony require that the software and a prototype of each title, together with all related artwork and documentation, be submitted for pre-publication approval. Such approval is discretionary. The Company bears all costs and expenses in connection with its development of titles developed under its agreements with Nintendo, Sega and Sony. The amount charged by Nintendo, Sega and Sony for the manufacture of each product unit includes a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer's name and proprietary information and technology, and is subject to adjustment by Nintendo and Sega and Sony in their discretion. All products manufactured by Nintendo or Sega or Sony for the Company are purchased by the Company on an "as is" and "where is" basis and are delivered to the Company FOB-manufacturer and shipped at the Company's own expense and risk. All of the Company's Nintendo products are manufactured in Japan or Mexico. Most of the Company's Sega products are manufactured in the United States. The Company has not yet commenced manufacture of any Sony products. The Company is responsible in most cases for resolving, at its own expense, any software warranty or repair claims. To date, the Company has not experienced any material software warranty claims.

     The Company bears the risk that the information and technology licensed from Nintendo, Sega and Sony and incorporated into the Company's software may infringe the rights of third parties. The Company must indemnify Nintendo, Sega and Sony against claims resulting from the development, marketing, sale or use of the Company's software products, including any claim for copyright or trademark infringement that may be brought against Nintendo, Sega and Sony. To the extent that Nintendo, Sega or Sony incurs any liability in patent infringement suits based on software products sold by the Company, it could seek indemnity from the Company. To date, neither Nintendo, Sega nor Sony has sought indemnity for any liabilities incurred as a result of such lawsuits or for any legal expenses incurred in defending such lawsuits. No assurance can be given, however, that the Company's indemnification obligations under its license agreements with Nintendo, Sega and Sony will not have a material adverse effect on the Company's future results of operations or financial condition.

     The Company's licenses from Nintendo and Sega may be terminated upon a breach or default by either party, the bankruptcy or insolvency of a party, or upon the occurrence of certain other specified events. Upon termination of the Nintendo license for any reason other than a breach or default by the Company, Nintendo has the right to purchase from the Company (at the price paid by the Company to Nintendo) any inventory of software products remaining unsold 90 days after termination. The Sega license is subject to similar termination provisions, except that the Company has a period of 180 days after termination in which to liquidate any remaining inventory. The Sony license is subject to similar termination provision except that all inventory must be destroyed within five days of termination or expiration of the license. Any inventory not purchased by Nintendo or Sega pursuant to the purchase option described above must be destroyed. Upon termination of any Nintendo license for breach or default by the Company, any remaining inventory of software titles existing at the time of the breach or default must be destroyed.

     The Company's platform licenses expire at various times through May
1998. Although there can be no assurance that the Company's licenses with Nintendo, Sega and/or Sony will be renewed upon expiration, such licenses have been renewed in the past (except those still in their initial terms) and the Company has no reason to believe that such licenses will not be renewed upon expiration. There is no limit on the number of licenses that Nintendo, Sega or Sony may grant to others or on the number of titles that they may permit their licensees to publish or that they themselves may release in the future. Nintendo, Sega and Sony are the largest publishers of software for use on their respective systems and are direct competitors of the Company.


   Sales, Marketing and Distribution

     Sales and Distribution:

     The Company distributes its products domestically directly to mass merchandisers, chain store retailers, discount stores, specialty stores, department stores, toy stores, catalogs, catalog showrooms and individual retail outlets and through third-party licensees and distributors. In light of the recent restructuring, the Company is more dependent on third party licensees and distributors for domestic distribution of its products than it was in the past. Generally, these third party arrangements provide for the third-party licensee or distributor to bear the costs of manufacturing and distributing the product, with the Company receiving a percentage of net sales. In certain cases, the Company will bear or share all or a portion of the marketing and advertising costs of the distributed product. Most of these arrangements provide for the Company to receive certain advance payments, which are recoupable out of the percentage payments payable to the Company in respect of products sold.

     The Company estimates that its products are currently sold at more than 10,000 retail locations throughout the United States, Canada, Europe and Asia. In fiscal 1995, one customer accounted for more than 10% of the company's net revenues. Sales to Gessellschaft Fur Logistik Handel & Service MBH represented approximately 14.1% of net revenues for the fiscal year ended July 31, 1995. No one customer accounted for more than 10% of the Company's net revenues for fiscal 1996. In keeping with standard industry practice, the Company does not have written agreements with any of its customers requiring them to purchase the Company's products and there can be no assurance that such customers will continue to carry the Company's products in the future.

     The Company markets certain of its older products in the United States directly to certain major retail accounts designated as house accounts, and also uses independent sales organizations to market its Nintendo and Sega products and its personal computer software products. These independent sales organizations generally also market products for the Company's competitors. They are paid a commission on sales to customers within their respective territories, although commissions paid on sales to house accounts within their territories are paid at a reduced rate.

      Marketing:

     Prior to the recent restructuring, the Company marketed its products directly through print advertisements in trade and consumer publications, in-store promotions, cooperative advertising programs with major retailers, and participation in regional and national trade shows, including the Electronic Entertainment Expo. Marketing support was provided by the Company's in-house marketing department, which designed and produced package materials and artwork, as well as posters, promotional videos, in-store promotional materials and other advertising materials. The agreements under which the Company distributes product through third parties generally provide that the third-party licensee or distributor will be responsible for and bear the cost of marketing and advertising the distributed products. In those cases in which the Company is responsible for marketing and marketing support, it provides such services either through its in-house marketing department or through independent contractors. The Company is seeking third party distribution arrangements for virtually all of its products in the domestic market.

     The Company also solicits reviews of its new releases from various video game magazines. Certain of the Company's game show software products, such as Wheel of Fortune and Jeopardy! are promoted on television several times a week at the end of the related television game show.

   Product Returns and Warranties

     The Company's customers have no contractual right to return cartridge or CD ROM products purchased from the Company. However, as a matter of policy and industry practice, the Company does accept returns of such products when market conditions require.

     The Company accepts pre-approved returns of defective computer software products. In recent years, the Company has been required, in certain circumstances, to accept product returns and to grant price concessions to purchasers of its computer software products in excess of amounts historically allowed.

     In fiscal 1996, the Company allowed approximately $2.8 million for product returns and price concessions granted to customers in respect of both cartridge and computer software products. In fiscal 1995, product returns and price concessions aggregated approximately $8.2 million. In fiscal 1994, the Company allowed approximately $5.7 million for product returns and price concessions granted to customers, of which $3.5 million were allowed in the fourth quarter of the year. These high levels of product returns and price concessions were necessitated by an oversupply of 16-bit cartridge based products as a result of wide-spread consumer anticipation of new hardware system introductions and the maturation of the 16-bit market, increased competition in the computer software market, resulting in a glut of new product offerings, and a lack of strong product offerings by the Company.

     The Company's products are offered with a 90 day limited warranty to the original retail purchaser against defects in material and workmanship. To date, the Company has not experienced any material warranty claims.

   Production and Manufacturing

      Cartridge Based Software Products:

     All of the Company's Nintendo cartridges are manufactured in Japan or Mexico by Nintendo. The Company's Sega cartridges are manufactured in the United States and Japan by Sega. At the time a product is approved for manufacturing, the Company must provide Nintendo or Sega, as applicable, with a purchase order for that product and cash or an irrevocable letter of credit for 100% of the purchase price of the total number of units ordered and, in the case of Sega, payment of a per-unit fee. All products are delivered F.O.B.-manufacturer and must be insured, shipped and, where applicable, imported by the Company. Both initial orders for products manufactured in Japan and reorders of such products generally require up to 60 days to manufacture. Manufacturing times for products manufactured in the United States are generally about the same as for product manufactured in Japan. Shipping of imported products requires an additional 1 to 20 days, depending on the mode of transport, while shipping of domestic orders generally requires only one or two days. Nintendo has authorized some licensees, including the Company, to obtain cartridge based products from authorized third party manufacturers.

     Imported products are inspected by customs agents upon their arrival in the United States and transferred to a public warehouse facility where they are unpacked and shipped to the Company's customers. Products ordered for inventory are stored at the warehouse facility and used to fill additional orders as received.

     Floppy Disk and CD-ROM Based Software Products:

     The Company's floppy disk and CD-ROM based software products that are designed to run on personal computers generally do not require platform licenses. Accordingly, all review and testing procedures for such products are conducted in-house. Once a prototype has been developed, and all internal testing and review procedures have been completed, a master disk is prepared by the Company and sent to the manufacturer, together with all of the related artwork and documentation. The manufacturer prepares duplicate copies of the master in accordance with purchase orders submitted by the Company and, in certain cases, also manufactures all of the related packaging and documentation. The Company inspects randomly selected copies of all finished product prior to authorization of shipment. Upon Company approval, the finished goods are drop-shipped to the Company's retail customers. The manufacture of an initial order for a product generally requires from two days to two weeks, and reorders take about the same amount of time.

     CD-ROM products manufactured under the Company's Sega and Sony licenses undergo an approval process similar to that required by Nintendo and Sega for their cartridge based products. Sega and Sony require pre-approval of game concepts in addition to approval of finished products. Sega and Sony manufacture products for their systems and sell them to the Company. Shipping and manufacturing terms for Sega and Sony CD-ROM products are similar to those described above for cartridge-based products.


   Patents, Trademarks and Product Protection

     Each software title may embody a number of separately protected intellectual property rights, including: (i) the trademark for the character on which the title is based; (ii) the copyright and trademark for the game concept; (iii) the copyrights for video game software and related artwork; and
(iv) the copyright for the proprietary technical information of the hardware platform licensor incorporated into the cartridge or compact disc.

     The rights to the characters and game concepts for most of the Company's titles are owned by third parties and licensed to the Company. The Company relies on such third parties for protection of such intellectual property rights. Their failure to adequately protect such rights could have a material adverse effect on the Company.

     The Company has registered the name and logo GameTek. The Company has also copyrighted the video game software code for most of its titles. Notwithstanding such copyright protection, preventing unauthorized duplication of software products is difficult and costly and, in the case of personal computer software, such unauthorized duplication is relatively common. The Company uses certain precautions to discourage unauthorized copying of its personal computer software products, including internal copy protection, which prevents or hinders normal copy routines. In addition, certain of the Company's personal computer products require the user to refer to materials shipped with the software in order to use the product. Despite these protections, the Company believes that these techniques can be, and in certain instances have been, circumvented.

     Nintendo, Sega and Sony have procured patents for certain of the technology utilized in connection with their respective video game systems. The Company does not own the trademarks, copyrights or patents, if any, covering the proprietary information and technology utilized in the Nintendo and Sega cartridges. Accordingly, the Company relies upon Nintendo and Sega for protection of such intellectual property from infringement and bears the risk of claims of infringement brought by third parties arising from the sale of software with respect to proprietary information supplied by third party developers and embodied in the Company's software products. The Company's license agreements with these outside developers generally require the developers to indemnify the Company for costs and damages incurred in connection with such claims. No assurance can be given, however, that such software developers will have sufficient resources to indemnify the Company fully in respect of any such claims that may arise.

   Competition

     Competition in the development of interactive software is intense and is characterized by the continual introduction of new software products, platforms and technologies. The ability to compete successfully depends primarily on the ability to obtain licenses for desirable properties, platforms and other technologies, and the ability to develop innovative, high-quality, popular new titles. Certain of the Company's competitors have demonstrated the ability to develop a variety of titles with substantial popular appeal, which gives them a substantial competitive advantage in securing publishers and distributors for their products. The Company's ability to compete effectively will depend, in part, on its ability to develop high quality software products and to obtain rights to properties with wide popular appeal and consumer recognition, as well as its ability to enter into arrangements with third party licensees and distributors who can effectively market and sell the Company's products.

     The interactive software market for dedicated game platforms is dominated by Nintendo, Sony and Sega, who are the largest developers and marketers of interactive entertainment software and are in direct competition with the Company. Because of their dominant position in the industry, both as primary manufacturers of hardware platforms and software cartridges, and because of their large market shares, Nintendo, Sony and Sega have greater bargaining power in dealing with retailers for price, product purchases and shelf space than do any of their licensees, including the Company. The Company also competes with numerous other companies licensed by Nintendo, Sony, and Sega to develop software programs and titles for use on their proprietary hardware platforms. Nintendo, Sega and many of their licensees have broader product lines and greater financial and other resources than the Company.

   Employees

     As of July 15, 1997, the Company had 43 employees in the United States and Canada and 14 in the United Kingdom, all of whom are full-time employees. Of the Company's North American employees, 38 are in product development, 2 in sales, 1 in marketing and licensing, and 2 in accounting and administration. Of the Company's U.K. employees, 5 are in administration and finance, 5 in sales, marketing and licensing and 4 in product development. No employee is represented by a union, and the Company has never experienced a work stoppage.

   Financial Information about Foreign and
   Domestic Operations and Export Sales

     In May 1993, the Company commenced operations in the United Kingdom through its subsidiary, Gametek (UK) Limited, which released its first two products in the United Kingdom in August 1993. The Company sells its products in most of the foreign countries in which it does business, including the United Kingdom, France and Germany, directly to major retailers and to distributors and, in certain foreign countries, to exclusive distributors.
The Company has arrangements with distributors in approximately 60 foreign countries throughout the world.

     The Company realized net revenue of approximately $8.8 million from foreign sales in fiscal 1996, representing approximately 72% of net revenues for the year. In fiscal 1995 and 1994, the Company realized net revenue of approximately $16.2 million and $10.4 million, respectively, from foreign sales, representing approximately 48% and 22%, respectively, of net revenues for those years.



ITEM 2.  PROPERTIES

     The Company leases approximately 6,800 square feet of office space in Sausalito, California, which it uses as its principal executive offices and as a software development facility; approximately 3,400 square feet of office space in Thousand Oaks, Los Angeles, California, which it utilizes for program development; and approximately 2,400 square feet of office space in Durham, North Carolina for its financial accounting departments. In addition, the Company leases approximately 6,000 square feet of office space in Windsor, England; approximately 2,500 square feet of office space in Toronto, Canada; approximately 330 square feet in Munchengladbach, Germany and approximately 305 square feet in Ginas Cedex, France for its foreign operations. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not presently a party to any material litigation of any kind.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


            [Balance of page left blank intentionally]


PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) Until October 16, 1996, the Company's Common Stock was quoted on Nasdaq under the symbol "GAME". Currently, the Company's Common Stock is quoted on the OTC Bulletin Board. The table below sets forth the range of sales prices as reported by Nasdaq for each quarterly period during the Company's last two fiscal years.

                    Year ended               Year ended
                    July 31, 1996            July 31, 1995

                    High    Low              High     Low

1st Quarter         2-5/8   1-3/4            4-3/4    2-3/8

2nd Quarter         2-5/8   1-1/2            3-5/8    2-1/8

3rd Quarter             2     7/8            3-3/4    1-7/8

4th Quarter         3-3/4   1-1/8            2-29/32  1-7/8

          (b) As of July 15, 1997, the Company had approximately 55 security holders of record, not including owners whose holdings are in single accounts of clearing houses or broker nominees.

          (c) The Company paid no dividends in fiscal 1994, 1995 or 1996, and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                   Years Ended July 31,
                          1992     1993        1994        1995       1996

Statement of Operations Data

  Net revenues           $23,453  $34,900     $46,861      $33,929   $ 12,271
Income (loss) from
  Operations               1,824    3,725       2,365     (14,712)    (16,126)
Income (loss) before
  Income Tax Provision and
  Extraordinary Item       1,204    2,810       1,494     (15,131)    (16,830)
Net income (loss)          1,163    3,747         974     (15,423)    (16,782)
Per share data:
  Income (loss) before
  Extraordinary Item       0.20      0.41        0.15       (2.05)      (1.82)
Net income (loss)          0.20      0.64        0.15       (2.05)      (1.82)


Balance Sheet Data
  Working Capital         $(4,223)  $(1,677)    $ 9,256     $ 5,184   ($3,914)
  Total Assets            9,553      16,721      29,203      15,286     7,630
Long-Term Debt            1,276       1,276        -         10,847     9,040
Shareholders' Equity
  (Capital Deficiency)    (2,901)       847      15,363      ( 89)     (9,282)



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          The following information should be read in
conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this annual report.

RESULTS OF OPERATIONS:

Fiscal 1996 compared to fiscal 1995

The Company's foreign operations generated sales of $8.8 million in fiscal 1996 as compared to $16.2 million in fiscal 1995. There was a significant reduction from fiscal 1995 to fiscal 1996 in the Nintendo cartridge market that the Company could not offset with sales of computer software. Computer software sales contributed $9.0 million of net revenues in 1996 as compared to $14.5 million in fiscal 1995.

Net revenues decreased from $33.9 million in fiscal 1995 to $12.3 million in fiscal 1996, primarily as a result of a $15.0 million decrease in sales of product for dedicated platform systems. This revenue decrease resulted primarily from a lack of strong product offerings by the Company. The Company has taken steps to upgrade its products, including a major restructuring designed to focus the Company's resources on software development.


Cost of revenues includes the cost of manuals, packaging, diskettes, cartridges, duplication, assembly and fulfillment charges, as well as royalties paid to third party developers and intellectual property right owners, inventory obsolescence, reserves and amortization of capitalized software developments costs. Gross profit decreased from $3.9 million in fiscal 1995 to ($2.4 million) in fiscal 1996, primarily as a result of significant price concessions and additional inventory obsolescence reserves.

Selling expenses decreased from $6.7 million in fiscal 1995 to $3.9 million in fiscal 1996 but increased as a percentage of net sales from 20% to 32%. This dollar decrease resulted primarily from lower commissions as a result of diminished sales revenues and substantially decreased expenditures for product advertising and marketing, given the paucity of new product offerings.

General and administrative expenses decreased from $9.6 million in fiscal 1995 to $7.9 million in fiscal 1996 but increased as a percentage of sales from 28% to 64%. The dollar decrease resulted primarily from salary and consulting fee reductions.

Research and development expenditures accounted for $1.9 million in fiscal 1996 versus $2.4 million in fiscal 1995. The decrease in research and development expense reflects the constraints imposed by the Company's continued negative cash flow.

Interest expense increased from $827,000 for fiscal 1995 to $1,190,000 for fiscal 1996, primarily as a result of increased borrowings.

Other income in fiscal 1996 consisted primarily of the proceeds from settlements of certain legal claims asserted against third parties.

The Company's income tax provision decreased from $293,000 in fiscal 1995 to a benefit of $48,000 in fiscal 1996 as a result of its loss on foreign operations for fiscal 1996. The Company's domestic operations had no provision for income taxes on the loss realized during fiscal 1996 and 1995.

Fiscal 1995 compared to fiscal 1994

Net revenues decreased from $46.9 million in fiscal 1994 to $33.9 million in fiscal 1995 primarily as a result of a $20.8 million decrease in sales of product for dedicated platform systems, reflecting the continuing decline of the 16-bit market, and a significant increase in allowances for returns and price reductions, which aggregated $8.2 million in the year ended July 31, 1995. The substantial increase in allowances for returns and price reductions reflected continuing consumer uncertainty over the new hardware platforms, a glut of new product releases and a lack of strong product offerings by the Company. The Company has taken steps to upgrade its offerings but anticipates that consumer uncertainty, which persisted through fiscal 1997, may persist for some time into fiscal 1998 and that the current high level of new product introductions will continue for the foreseeable future. The Company's foreign operations generated sales of $16.2 million in fiscal 1995 as compared to $10.4 million in fiscal 1994. Computer software sales contributed $14.5 million of net revenues in 1995 as compared to $16.3 million in fiscal 1994.

Cost of revenues includes the cost of manuals, packaging, diskettes, cartridges, duplication, assembly and fulfillment charges, as well as royalties paid to third party developers and intellectual property right owners, inventory obsolescence, reserves and amortization of capitalized software developments costs. Gross profit decreased from $14.2 million in fiscal 1994 to $3.9 million in fiscal 1995 primarily as a result of the decline in sales volume and, to a lesser extent, the reduced margins on cartridge product. As a percentage of net revenue, gross margin declined to 12% from 30%. This decline was driven by the substantial increase in product returns and allowances which totaled $8.2 million in fiscal 1995 as compared to $5.7 million in fiscal 1994.

Selling expenses increased from $4.2 million in fiscal 1994 to $6.7 million in fiscal 1995 and as a percentage of net sales from 9% to 20%. The dollar increase can be attributed primarily to increased marketing expenditures, while the percentage increase results primarily from the decline in net revenues.

General and administrative expenses increased from $7.3 million in fiscal 1994 to $9.6 million in fiscal 1995 and as a percentage of sales from 16% to 28%. The expansion of the Company's foreign operations contributed $2.2 million to the increase in general and administrative expenses. Research and development expenditures accounted for $2.4 million in fiscal 1995 versus $300,000 in fiscal 1994. The increase reflects the Company's move towards internal development activities. The Company had no significant internal product development expenditures during fiscal 1994 as the Company contracted with outside sources for product development services.

Interest expense decreased from $919,000 for fiscal 1994 to $827,000 for fiscal 1995, primarily as a result of lower rate borrowings from a related party and decreased borrowings from a financial institution.

Income tax provision decreased from $520,000 for fiscal 1994 to $293,000 for fiscal 1995 as a result of the tax benefit of a portion of the Company' s operating loss in 1995 offset by a tax charge relating to the write off of the deferred tax asset.

Liquidity and capital resources

The Company's primary sources of liquidity in fiscal 1996 were its credit facilities with a commercial bank and borrowings under its revolving credit facility with a related entity. The Company's bank facility expired December 31, 1996. The outstanding balance under this facility on the date it expired was approximately $2.6 million. The Company entered into an agreement with the bank to pay interest only on this debt through May 31, 1997 and then to make monthly payments of $150,000 in principal plus accrued interest through December 1, 1997, and to pay the outstanding balance of the debt, plus accrued interest, on or before December 31, 1997. The Company has not located an alternative banking arrangement to replace this facility. The absence of such a banking facility will have an adverse effect on the Company's ability to fund the development and manufacture of new software products unless the Company is able to enter into distribution arrangements with third parties that generate sufficient cash flow to support the Company's development activities.

The related entity facility provided a maximum borrowing of $12 million at an interest rate of prime plus 1%. The outstanding balance at July 31, 1996 under this facility was approximately $9.0 million. At July 31, 1996, unused availability under existing credit facilities amounted to approximately $3.0 million. In January 1997, the Company and the related party lender entered into an agreement under which the related party lender extended an additional $1.1 million credit facility to the Company under the conditions that no amounts could be drawn down by the Company under the new facility after December 31, 1997 and that the principal balance outstanding under the new facility was to be reduced to no more than $500,000 on or before December 31, 1997 and would be paid in full on or before August 1, 1998. The new credit facility is collateralized by a security interest in and lien upon all assets of the Company and its subsidiaries. In connection with the establishment of the new credit facility, the Company agreed that the maximum principal amount that could be borrowed by the Company under the original $12 million facility was reduced to approximately $9.7 million, which represented the outstanding principal balance under such loan facility at the time the new facility was created. In order to be able to continue as a going concern, the Company will either have to locate a substitute credit facility to replace the related party facilities, or generate sufficient cash flow from operations to repay the bank facility and the related party facility and to fund future operations. There can be no assurance that the Company will be able to generate sufficient cash flow to pay the indebtedness owing to its bank lender and its related entity lender when due or to fund future operations.

Net cash used in operating activities totaled $6.8 million in fiscal 1996 compared to a use of $108,000 in fiscal 1995. Accounts receivable decreased from $5.1 million to $2.7 million due to the decrease in revenues.
Inventories decreased from $2.7 million to $900,000 as a result of declining 16-bit sales and the Company's ability to build software inventory to order. Royalty advances, accounts payable and accruals decreased from $2.6 million on July 31, 1995 to $1.4 million at July 31, 1996 primarily as a result of the significant write-off of abandoned projects. The Company has experienced a lengthening of the collection process as customers generally have been paying more slowly thus having a negative effect on the Company's liquidity. The Company has also made significant provisions for sales returns and allowances.

The Company used $1.2 million in cash in investing activities in fiscal 1996 versus $2.2 million used in fiscal 1995, primarily as a result of a decrease in software development costs.

Net cash provided by financing activities totaled $7.9 million in fiscal 1996 compared to $2.0 million in fiscal 1995. The 1996 activities are comprised principally of net borrowings under existing credit facilities.

Lack of Adequate Capital Resources

The Company does not presently have adequate capital resources to enable it to conduct its operations over the next twelve months in substantially the same manner as conducted in fiscal 1996. If the Company is to continue as a going concern, it will have to locate new banking facilities or generate sufficient cash flow from product sales and/or licensing to pay existing debt and fund future operations. There can be no assurance that the Company will be able to generate the requisite level of cash flow.

Future operating results

The Company's future operating results are subject to a number of uncertainties, including its ability to develop successful new products and to enter into distribution arrangements that can generate significant sales of the Company's products, the number and quantity of products introduced by competitors, the success of new hardware platforms and general economic and industry conditions. In addition, the Company expects the level of competition in the entertainment software industry to become more intense and that companies with greater access to capital, new products and retail shelf space may enter the market.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Financial Statements begin on the following page.



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                          Not applicable.


New Accounting Pronouncements

For fiscal year 1997, the Company will be required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company has not yet determined the potential impact on its results of operations or its financial position from the adoption of SFAS No. 121.

For fiscal year 1997, the Company will be required to adopt SFAS No. 123, "Accounting for Stock-based Compensation". The Company intends to adopt the disclosure provisions of SFAS No. 123 and thus there will be no effect on the Company's financial position or results of operations.

In February 1997, SFAS No. 128 "Earnings Per Share" was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require a dual presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company has not yet determined the impact, if any, the adoption of SFAS No. 128 will have on the Company's financial statements.

               Table of Contents                                     Page

Reports of Independent Accountants                                    F-2

Consolidated Balance Sheets                                           F-4

Consolidated Statements of Operations                                 F-5

Consolidated Statements of Shareholders' Equity (Capital Deficiency)  F-6

Consolidated Statements of Cash Flows                                 F-7

Notes to Financial Statements                                         F-8



REPORT OF INDEPENDENT ACCOUNTANTS:


To the Board of Directors and Shareholders of GameTek, Inc. and Subsidiaries



We have audited the consolidated financial statements of GameTek, Inc. and Subsidiaries as of July 31, 1996 and 1995, and for the years then ended, which financial statements are included herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GameTek, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses from operations, has a working capital deficit and has a net capital deficiency as of July 31, 1996. Additionally, the Company does not have a committed source of financing. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Miami, Florida
January 31, 1997, except for Note 7 as to which the date is February 28, 1997


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of GameTek, Inc. and Subsidiaries


We have audited the consolidated statements of operations, shareholders' equity, and cash flows of GameTek, Inc. and Subsidiaries (the "Company") for the year ended July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended July 31, 1994, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida

October 19, 1994


                  GAMETEK, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   as of July 31, 1996 and 1995

ASSETS                                  1996                  1995

Current assets:

  Cash                               $           6,454     $  110,102

  Accounts receivable, net                    2,670,267      5,140,701

  Inventories                                   886,004      2,680,852

  Prepaid expenses and other current assets     285,887        823,204

  Refundable income taxes                       109,299        957,716
                                       ----------------    -----------

     Total current assets                     3,957,911      9,712,575

Property and equipment, net                   1,125,682      1,581,261

Capitalized masters and software
  development costs, net                      1,172,784      1,134,162

Royalty advances                              1,371,925      2,577,113

Other assets                                     1,748        280,966
                                       ----------------    ------------

    Total assets                            $ 7,630,050    $15,286,077
                                            ===========     ==========


LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:

  Short-term borrowings and bankers'
    acceptances                            $ 3,169,825      $   307,611

  Accounts payable                           2,542,603        1,753,705

  Royalties payable                            232,049          789,894

  Accrued expenses                           1,927,570        1,135,608

  Income taxes payable                              0           542,128
                                             ---------        ---------

    Total current liabilities                7,872,047        4,528,946
                                             ---------        ---------

Long-term debt:

  Bank borrowings                                    0       2,596,504

  Related party debt                         9,040,000       8,250,000
                                             ----------      ---------

    Total long-term debt                     9,040,000     10,846,504
                                             ---------     ----------



Commitments and contingencies

Shareholders' equity (capital
deficiency):

  Common stock: 20,000,000 shares
  authorized; 11,427,853
  shares and 7,534,520 shares issued
  and outstanding in
  1996 and 1995, respectively                 114,278         75,345

  Additional paid-in capital               21,491,264     13,880,197

  Accumulated deficit                     (30,885,196)   (14,103,159)

  Cumulative translation adjustment           (2,343)         58,244
                                          ------------     ------------

    Total shareholders' equity (capital
    deficiency)                           (9,281,997)        (89,373)
                                         ------------     ------------

    Total liabilities and shareholders'
    equity (capital deficiency)           $ 7,630,050    $ 15,286,077
                                          ===========    ============


The accompanying notes are an integral part of these financial statements.



                  GAMETEK, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         for the years ended July 31, 1996, 1995 and 1994

                               1996         1995             1994
                            ----------    ---------         --------

Net revenues               $   12,270,644  $ 33,928,685     $ 46,861,114

Cost of revenues               14,642,863   30,001,386       32,665,283
                               ----------   -----------      -----------

Gross profit                   (2,372,219)   3,927,299       14,195,831

Operating expenses:

  Selling, general and          11,821,049   16,274,574       11,531,967
  administrative

  Research and development        1,932,389    2,364,575          298,599
                                  ---------    ----------     ------------

    Total operating expenses     13,753,438   18,639,149       11,830,566
                                 ----------   ----------       ------------

Income (loss) from operations   (16,125,657)     (14,711,850)     2,365,265

Interest expense:

  Interest expense-related party   564,859          465,056        392,916

  Interest expense-other           625,087          361,856        525,775
                                   --------        ---------       -------

    Total interest expense       1,189,946          826,912        918,691
                                 ---------          --------       ---------

Other income                       485,340          408,113         47,496
                                  --------          --------        --------

Income (loss) before income    (16,830,263)     (15,130,649)     1,494,070
  tax provision

Income tax (benefit) provision    (48,226)         292,766        520,342
                                -----------       ----------      ----------

Net income (loss)            $(16,782,037)    $(15,423,415)    $  973,728
                             ==============    ============    ============

Per share data:

  Net income (loss)      $     (1.82)        $      (2.05)     $    0.15
                         ===============     ==============    =============


Weighted average number of
common shares outstanding  $  9,222,024 $  7,534,520         $  6,684,520
                           ============   ===========        ==============


The accompanying notes are an integral part of these financial statements.



                         GAMETEK, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                 for the years ended July 31, 1996, 1995 and 1994

                                                          Retained

                                             Additional    Earnings    Cumulative

          Common Stock   Par Value  $0.01     Paid-In    Accumulated  Translation
          --------------------------------
           Authorized    Issued     Amount    Capital     (Deficit)    Adjustment   Total
          -----------    -------    ------    ---------  -----------  ------------  --------

                                                                                     <C
Balance,
July 31,
1993       20,000,000  5,834,520  $ 58,345 $   441,655 $    346,528   $     O      $  846,528

Net income       0           O         O            0        973,728        0         973,728

Public offering, 0     1,700,000    17,000    13,438,542          0         0      13,455,542
net of expenses

Foreign currency  O           O         O            O             0     86,783       86,783
translation     -------  ----------  --------  -----------      ------   ------    --------------

Balance,
July 31,    20,000,000   7,534,520    75,345   13,880,197    1,320,256   86,783    15,362,581
1994

Net loss        0           0            0            0    (15,423,415)     0      (15,423,415)

Foreign
currency        0           0            0            0             0     (28,539)    (28,539)
translation ----------  ----------  --------   -----------    -----------  -------    ---------

Balance,
July 31,
1995       20,000,000   7,534,520     75,345    13,880,197  (14,103,159)    58,244    (89,373)

Net loss       0           0             0            0     (16,782,037)        0     (16,782,037)

Foreign
currency       0           0             0            0             0      (60,587)   (60,587)
translation

Sale of
stock          0      3,893,333      38,933      7,611,067          0          0      7,650,000
         ----------  ----------     --------    -----------  -------------  -----   -------------

Balance,
July 31, 20,000,000  11,427,853    $114,278   $21,491,264   $(30,885,196)  $ (2,343)   $ (9,281,997)
1996     ==========  ==========    ========   ===========   =============     ========= ============



The accompanying notes are an integral part of these financial statements.



                   GAMETEK, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the years ended July 31, 1996, 1995 and 1994

                                1996                 1995               1994
                          ----------------     -----------------  -------------

Operating activities:

 Net income (loss)        $ (16,782,037)       $ (15,423,415)      $   973,728

 Adjustments to reconcile
 net income (loss) to net
 cash provided by (used
 in) operating activities:

   Amortization of capitalized
   masters and software
   development costs          850,384             814,377               502,175

   Depreciation               722,026             688,835               252,575

   Deferred tax expense
   (credit)                       0               582,147              (128,147)

   Non cash reduction of     (307,611)               0                      0
   bank borrowings

   Changes in assets and
   liabilities:

     Accounts receivable     2,470,434            9,520,208          (5,944,229)

     Inventories             1,794,848            2,803,921          (2,234,481)

     Prepaid expenses
     and other                 816,536               73,305           (312,289)
     assets

     Royalty advances         1,205,188            1,191,782         (1,791,402)

     Accounts payable and     1,580,860              (23,873)        (2,564,581)
      accrued expenses

     Royalties payable         (557,845)             (518,109)        (851,509)

     Income taxes payable       306,289               110,427          (533,496)
                                ---------            -------------    ----------

        Net cash used in    (7,900,928)             (180,395)      (12,631,656)
     operating activities    --------------         ---------      ------------

Investing activities:

 Purchases of property and    (266,447)             (1,353,655)      (633,048)
 equipment

 Capitalized masters          (889,006)             (1,377,866)      (672,644)
 and software
 development costs

 Restricted cash                  0                   500,000              0
                        ------------------          ---------------   ----------

   Net cash used in         (1,155,453)            (2,231,521)       (1,305,692)
   investing activities    --------------         ---------------    -----------

Financing activities:

 Borrowings under            8,440,000              7,800,000        8,600,000
 related party
 revolving credit agreement

 Repayment under                  0                (5,050,000)      (8,675,000)
 related party
 revolving credit agreement

 Net (repayments) borrowings  (504,407)             (733,034)        2,435,305
 under bank revolving credit loan


 Net borrowings under         1,077,728                 0                 0
 overdraft
 facility

 Net proceeds from                0                     0           13,455,542
 sale of stock

 Repayments of related            0                     0           (1,275,769)
 party debt                 ---------------      --------------      -----------

    Net cash provided by
    financing activities      9,013,321              2,016,966     14,540,078
                             --------------        -------------   -----------

Effect of foreign currency
translation on cash            (60,588)              (288,980)        86,783
                           ----------------        --------------   ------------

Net increase (decrease)       (103,648)              (683,930)       689,513
in cash

Cash, beginning of period      110,102                794,032        104,519
                            --------------          ------------     ----------

Cash, end of period        $     6,454             $  110,102    $   794,032
                           ================        ==============   ==========

Supplemental disclosure of cash
flow information:

 Cash paid for interest   $    226,226             $  543,427    $   395,830
                          =============             ===========  =============

 Cash paid for
 income taxes             $          0             $     541,271   $  970,000
                          ================         =============   ===========


The accompanying notes are an integral part of these financial statements.




                  GAMETEK, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies:

General - GameTek, Inc. and its subsidiaries (the "Company") develop, publish, market and distribute a broad line of interactive entertainment and educational software primarily for use on personal computers and Nintendo, Sony and Sega entertainment systems. In fiscal 1996, management determined that the entertainment software industry was changing dramatically and that the Company could no longer effectively compete for retail shelf space with major software publishers, who had substantially greater financial resources and marketing power. Accordingly, the Company embarked upon a major restructuring which involved the virtual elimination of its domestic distribution operation; the closing of several offices; and a workforce reduction.

As a result of this restructuring, which was completed near the end of fiscal 1996, the Company has evolved from a software publisher and distributor to a software developer. The Company is currently seeking arrangements with third-party licensees and distributors to distribute its products domestically; it will continue to distribute its products overseas through its European distribution network.

Principles of Consolidation - The consolidated financial statements include the accounts of GameTek, Inc. and its wholly-owned subsidiaries Cybersoft, Inc., Gametek (FL), Inc., and I.J.E., Inc. and its foreign wholly-owned subsidiaries Alternative Reality Technologies, Inc., Gametek Deutschland GmbH and Gametek
(UK), Limited. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Liquidity - The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's significant losses from operations in 1996 and 1995, the Company's working capital deficit and capital deficiency at July 31, 1996 and the uncertainty surrounding the Company's ability to obtain additional financing raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

The Company has relied upon an affiliate of the majority shareholder to provide working capital financing (See Note 6). The Company's future liquidity will be materially dependent upon its ability to develop new software products that achieve market acceptance for use with the hardware platforms that dominate the market. There can be no assurance that the Company will be successful in its attempt to develop new software products, obtain additional financing or receive continued financial support from the affiliate of the majority shareholder.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenues are recorded when product is shipped to customers. The Company records an allowance for estimated returns and price protections based on historical experience and current industry trends. The Company is subject to rapid changes in technology and shifts in consumer demand which could result in product returns in excess of the Company's reserves at July 31, 1996.

Inventories - Inventories are valued at lower of cost (first-in, first-out) or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation is being provided on straight-line and accelerated methods over the estimated useful lives of the assets. Upon disposition, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Capitalized Masters and Software Development Costs - The costs associated with producing program masters and software development costs are capitalized from the point technological feasibility is established until the product is available for distribution. Costs associated with capitalized masters are amortized over a period of 6 months. Software development costs are amortized, using the ratio method, over the total number of units of a product expected to be sold over the product's life, generally 6 months. The Company continually evaluates the recoverability of these amounts and charges to expense any unamortized amounts in the period during which such amount is deemed unrecoverable.

Royalty Advances - Advances to developers contracted under royalty arrangements are capitalized and amortized as the product is sold pursuant to the respective licensing agreements. The Company evaluates the future realization of royalty advances quarterly, and charges to cost of revenues expense any amounts that management deems unlikely to be amortized at the contract royalty rate through product sales and to research and development expense any amounts associated with projects that are abandoned prior to completion.

Income Taxes - Deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

Under this method, deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and was measured at the tax rate in effect in the year the difference originated.

New Accounting Pronouncements - For fiscal year 1997, the Company will be required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company does not believe that there will be a material impact on its results of operations or its financial position from the adoption of SFAS No. 121.

For fiscal year 1997, the Company will be required to adopt SFAS No. 123, "Accounting for Stock-based Compensation". The Company intends to adopt the disclosure provisions of SFAS No. 123 and thus there will be no effect on the Company's financial position or results of operations.

In February 1997, SFAS No. 128 "Earnings Per Share" was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require a dual presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the Company's financial statements when adopted.

Foreign Currency Translations - Assets and liabilities of foreign subsidiaries are translated at current exchange rate, and revenues and expenses are translated at average rates of exchange in effect during the year.
Adjustments resulting from the translation of financial statements are recorded as a component of shareholders' equity. Foreign currency translation gains and losses result from exchange rate changes on transactions denominated in currencies other than the functional currency and are reflected in results of operations.


Reclassification - Certain amounts in prior years have been reclassified to conform with the current year financial statement presentation.

2. Accounts Receivable:

Accounts receivable comprise amounts due from distribution and mass merchandisers for which the Company provides reserves for returns and allowances and doubtful accounts. Allowances for sales and returns are based upon historical experience and management's estimate of returns. The amounts of such allowances, netted against accounts receivable, were as follows:

                                                        July 31,
                                        _____________________________________
                                        1996                           1995
                                      ---------                      ---------

Estimated sales returns
 and allowances                     $ 1,341,000                   $ 2,223,000

Allowance for doubtful accounts       2,033,000                    1,404,000
                                    -------------                 -------------

     Total                          $ 3,374,000                   $ 3,627,000
                                    ==============               =============

During fiscal 1995, the Company also recorded additional allowances for returns and price concessions of approximately $2 million related to 1994 balances.

3. Inventories:

Inventories consisted of the following:

                                                   July 31,
                                        ----------------------------------
                                      1996                       1995
                                   -------------              ------------

    Raw materials                $   382,242              $   857,820

    Finished goods                   503,762                1,823,032
                                  ---------------          ---------------

         Total                   $   886,004               $ 2,680,852
                                ==============            ==============


4. Property and Equipment:

Property and equipment consisted of the following:

                                                 July 31,
                                        -----------------------------
                                      1996                      1995
                                    ------------             -----------

    Furniture and equipment         $ 2,938,982             $ 2,750,490

    Leasehold improvements               39,224                 176,208
                                     ------------            -----------

                                      2,978,206               2,926,698

    Less accumulated depreciation     1,852,524               1,345,437
    and amortization                 ------------            -----------

         Total                       $ 1,125,682            $ 1,581,261


5. Capitalized Masters and Software Development Costs:

Capitalized masters and software development costs and the related amortization were as follows:

                                                July 31,
                                   ----------------------------------
                                   1996                     1995
                               --------------              -------------

    Capitalized masters     $         0                $ 1,003,682

    Software development costs   1,523,098                 595,606
                               -------------             -------------

                                 1,523,098               1,599,288

    Less accumulated amortization  350,314                 465,126
                                  -----------             ----------

         Total                 $ 1,172,784             $ 1,134,162
                               ==============          ===============

6. Borrowings-Related Party:

In August 1994, the Company and an affiliate of its majority shareholder
(the "Affiliate Lender") entered into a $6,000,000 revolving credit facility which was due on demand and accrues interest at prime plus 1%. As of August 1, 1995, the revolving credit agreement was amended to increase the maximum principal amount available to the Company from $6,000,000 to $12,000,000 and was converted from a demand facility to a facility which matures August 1, 1997. At July 31, 1995, outstanding borrowings under this revolving credit agreement totaled $8,250,000, pursuant to the consent of the Affiliate Lender to permit the Company to draw amounts in excess of the $6,000,000 limit then in effect. At July 31, 1996, outstanding borrowings totaled $9,040,000.
This facility is collateralized by a security interest in all of the Company's North American assets. The security interest granted herein is subordinate to that of an existing bank line of credit (see Note 7).

During fiscal 1996, the Company's major shareholder, at the request of the Board of Directors, contributed a total of $7,650,000 in exchange for a total of 3,893,333 shares of common stock, representing the approximate trading value of the Company's stock at such time. These contributions were funded through a reduction in the then outstanding balance of the revolving credit facility. These exchanges have been treated as non-cash transactions for the purposes of the statement of cash flows.

On January 31, 1997, the Company and the Affiliate Lender entered into a $1.1 million loan agreement (the "Loan"). Under the terms of the Loan, the Company may borrow up to $1.1 million from the Affiliate Lender through December 31, 1997, subject to the approval of the Affiliate Lender. The principal amount of the Loan is required to be reduced to $500,000 by December 31, 1997 and the balance is due on August 1, 1998. Borrowings under the Loan bear interest at prime plus 1%. This loan is collateralized by all assets of the Company.

Additionally, in connection with the execution of the Loan, the revolving credit facility with the Affiliate Lender was amended to limit borrowings under the revolving credit facility to $8,955,000 (the outstanding balance as of January 31, 1997).

7. Debt:

Debt consisted of the following:

                                               July 31,
                                    --------------------------------
                                    1996                   1995
                                -------------            ------------

  Unsecured note,
  noninterest bearing,       $         0             $   250,000
  due on demand

  Unsecured note, prime plus 2%        0                  57,611
  due on demand

  UK overdraft facility         1,077,728                     0

  Bank revolving credit loan,   2,092,097              2,596,504
  prime plus 2%                -------------         ------------

         Total debt             3,169,825              2,904,115
                               -------------         ------------

         Less: current
           maturities           3,169,825                307,611

         Amount due after
         one year              $         0            $ 2,596,504
                               ============           ============

During 1995, the Company consolidated its bank borrowings into a $10,000,000 facility (the "Bank Loan") due on demand with annual reviews. This facility also provides a sublimit of up to $6,000,000 for the issuance of letters of credit including the refinancing of such letters of credit via bankers' acceptances at an interest rate of prime plus 1%. In May 1995, the facility was converted from a demand basis to a term basis due in full on August 1, 1996. This facility is collateralized by substantially all of the Company's North American assets. On February 28, 1997, the Company restructured the $1,663,880 outstanding under the Bank Loan. Under the restructured agreement, the Company will continue to make interest only payments through May 1, 1997. Commencing on June 1, 1997, the Company is required to repay $150,000 per month of principal in addition to accrued interest. The remaining balance plus accrued interest is due on December 31, 1997.
The interest rate was adjusted to prime plus 2% (10.25% at February 28, 1997).

Short term borrowings and bankers' acceptances includes 694,189 pounds (31,077,728) of borrowings by the Company's UK subsidiary under an overdraft facility with a bank in the UK. Total borrowings under this facility are limited to 1,000,000 pounds. This facility bears interest at LIBOR plus 2% (7.75% at July 31, 1996) and is due on demand. All assets of the UK subsidiary serve as collateral for this facility.

The fair value of the Company's debt approximates carrying amounts because of the variable interest rates.

8. Income Taxes:

Income (loss) before income taxes was as follows:

                          1996                 1995                    1994
                     --------------        --------------        ------------

    Domestic        $(15,442,972)          $(16,491,590)         $  (51,376)

    Foreign           (1,387,291)             1,360,941           1,545,446
                      --------------       --------------         ----------

         Total       $(16,830,263)         $(15,130,649)         $1,494,070
                    ================        ==============        ===========

The Company's income tax provision consists of the following:

                      1996                     1995                    1994
                  ---------------          ----------------          ----------

    Current:

      Federal   $       0              $   (831,509)             $  128,147

      Foreign       (48,226)                  542,128                 520,342
                 ----------------          -------------            ------------

                    (48,226)                 (289,381)                648,489
                 ==============          ================            =========

    Deferred:

      Federal           0                      582,147              (128,147)
                 -------------              -------------          ------------

           Total    $ (48,226)              $    292,766             $  520,342
                    ===========                ============          ==========

The tax effect of each type of temporary difference and the tax loss carryforward that gave rise to the Company's deferred tax asset and the corresponding valuation allowance are as follows:

                                          1996          1995
                                        ----------   ---------

    Bad debt reserves                 $    691,000  $   859,000

    Tax loss carry forward               7,110,000    2,380,000

    Amortization of capitalized            285,000      217,000
    masters

    Nondeductible accruals               1,708,000    1,170,000

    Inventory related items                490,000      223,000

    Other temporary differences             33,000       33,200

    Deferred tax asset                  10,317,000    4,882,000

    Valuation allowance                (10,317,000)  (4,882,000)
                                       ------------  -------------

          Net deferred tax asset      $          0  $         0
                                     ============== ============


For income tax purposes the Company had a change in ownership during 1996, as defined by Internal Revenue Code Section 382, in connection with the capital contribution of the major shareholder described in Note 6. The change in ownership resulted in an annual limitation on the net operating loss of approximately $1,500,000 that can be utilized to offset the Company's future taxable income.

At July 31, 1996, the Company has available approximately $21,700,000 of pre-change net operating losses which are allowable after application of the
Section 382 limitation. These operating losses expire in the years 2010 and 2011.

As a result of the ownership change and limitation on the utilization of the net operating loss carryforward, the Company has recorded a 100% valuation allowance to provide for all temporary differences and the loss carryforward. Management believes that it is more likely than not that the deferred tax asset will not be realized.

A deferred tax liability has not been provided for the undistributed earnings of the foreign subsidiaries as those earnings are considered indefinitely reinvested and determination of that amount is impractical. Upon distribution of the earnings, the Company would be subject to U. S. income taxes adjusted for foreign taxes paid.

The Company files a consolidated U.S. tax return for the U.S. parent including the U.S. subsidiaries and separate tax returns for the foreign subsidiaries in the respective jurisdictions.

The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate:

                                      1996       1995             1994
                                 -----------   ----------       ----------

  Statutory federal income
  tax expense
     (benefit) rate                  (34.0) %   (34.0) %         34.0 %

    Increase in taxes resulting
    from:

      Foreign operations              (3.5)       3.6             0.8

      Benefit of operating loss not      0       28.4               0
      utilized

      Other permanent differences       2.5         0               0

      Provision (benefit)
      recognized                       35.0       3.9               0
      from change in valuation      ----------- -------        -----------
      allowance

               Total                    0.0  %    1.9  %           34.8  %
                                      ==========  ========        =========


9. Segment Information:

      The following is information concerning the Company's consolidated U.S.A. and foreign operations:

                  U.S.A.       European      Elimination      Total
              --------------  ------------  -------------   -------------

Year ended
July 31, 1996:

  Net           $ 3,70,751    $ 8,779,893   $         0    $ 12,270,694
  revenues      ===========     ==========     ===========    ============

  Loss from    $(15,205,854)   $  (919,803)  $         0    $(16,125,657)
  operations   ============      ==========    ===========   ==============

Identifiable   $  3,534,766    $ 4,391,480  $  (296,196)    $  7,630,050
assets at July  ===========     ==========   =============   ==============
31, 1996

Year ended
July 31, 1995:

  Net          $ 17,739,617    $16,189,068  $         0     $ 33,928,685
  revenues      ===========     ==========   ============    ===========

  Income       $(15,743,629)  $ 1,031,779   $         0     $(14,711,850)
  (loss) from  =============   ===========    ===========    =============
  operations

Identifiable   $ 13,063,963   $ 4,963,839    $(2,741,725)   $ 15,286,077
assets at July ============    ===========    ===========    ============
31, 1995

Year ended
July 31, 1994:

  Net          $ 36,493,791   $10,367,323     $         0     $ 48,861,114
  revenues      ===========  ============     =============    ============

  Income from  $  822,500     $ 1,542,765     $         0     $  2,365,265
  operations    =========      ==========      ============    ============

Identifiable   $ 26,001,718  $ 5,603,602       $(2,402,172)   $ 29,203,148
assets at July  ===========    =========        ===========    ============
31, 1994

10. Major Suppliers and Customers:

The Company has entered into agreements with Nintendo Co., Ltd., Nintendo of America, Inc. (collectively "Nintendo") and Sega Enterprises, Ltd. ("Sega") for the exclusive rights to develop, market, sell and distribute the Company's products for use on various Nintendo and Sega computer game platforms. The agreements with Nintendo expire December 31, 1997. The agreement with Sega expires in 1998.

Nintendo is the licenser and manufacturer of a significant portion of the Company's products. The Company's net revenues from products licensed by Nintendo amounted to 30%, 35% and 43% of net revenues for the years ended July 31, 1996, 1995 and 1994 respectively. The Company's net revenues from products licensed by Sega amounted to 1%, 13% and 22% of net revenues for the years ended July 31, 1996, 1995 and 1994, respectively.

The Company markets its products primarily to mass merchandisers and chain store retailers. The Company is seeking licensing agreements with other firms to market and distribute products.

11. Stock Option Plans:

In October 1993, the Company adopted the 1993 Stock Option Plan ("1993 Plan"), which became effective upon consummation in February 1994 of the initial public offering of common stock by the Company. The number of shares underlying options granted, exercised, canceled and forfeited during the periods ended July 31,;1996 and 1995, and the number of shares underlying options exercisable and available for grant under the 1993 Plan at July 31, 1996, are as follows:
                                           Shares       Price
                                         ---------    ----------

  Outstanding July 31, 1993                     0    $     9.00

  Granted                                 436,154    $     9.00

  Canceled                                (41,665)   $     9.00

  Outstanding July 31, 1994               394,489    $     9.00

  Granted                                 511,301    $     2.25

  Forfeited                               (82,773)   $     9.00

  Canceled                               (311,716)   $     9.00

  Outstanding July 31, 1995               511,301    $     2.25

  Forfeited                              (179,581)   $     2.25

  Granted                                            $ 1.375-
                                          243,667    $ 2.125
                                          --------   ---------

  Outstanding July 31, 1996               575,387    $ 1.375-
                                                     $  2.25
                                          ---------  ---------

  Currently available for grant            49,613

  Currently exercisable                   177,180    $     2.25

In June 1995, the Company canceled those options then outstanding under the 1993 Plan other than those automatically granted under the 1993 Plan to members of the Stock Option Committee, and replaced the canceled options with new options at an exercise price of $2.25 per share. Further, in June 1995, the Company granted options to acquire 96,000 shares in the aggregate, to employees who did not previously hold options, at an exercise price of $2.25 per share.

In June 1996, and again in July 1996, the Company extended options to acquire an aggregate of 53,832 shares, which options otherwise would have terminated as the result of the termination of the employment of the holders thereof. Further, options to acquire an aggregate of 73,667 shares were granted to various employees of the Company. Options to acquire an aggregate of 59,581 shares were forfeited during fiscal 1996 upon the termination of the option holders' employment with the Company.

In June 1995, the Company adopted the Non-Employee Stock Option Plan, which became effective upon the approval of that Plan by the stockholders at the December 1995 Annual Meeting of Stockholders. Under this Plan, certain non-employee directors received 2,500 Stock Options immediately upon approval of the shareholders, and subsequently received stock options for 5,000 shares each, annually. These options vest six months after the effective date of the grant or upon stockholder approval of the plan, whichever is later. The number of options granted, exercised or canceled during the periods ended July 31, 1995 and July 31, 1996, and the number of options exercisable and available for grant under this Plan as follows:

                                           Shares       Price
                                         -----------  ------------

  Outstanding July 31, 1994                     0

  Granted                                  10,000    $     2.25
                                          --------    ----------

  Outstanding July 31, 1995                10,000    $     2.25
                                          --------   -----------

  Granted                                  20,000    $     2.13
                                          --------    ----------

  Outstanding July 31, 1996                30,000    $ 2.13-
                                                     $ 2.25
                                           ========  ===========

  Currently available for grant           120,000

  Currently exercisable                    10,000    $     2.25


12. Commitments:

The Company leases warehouse and office facilities under three operating leases. Rent expense,~including sales tax and common area maintenance associated with these leases, approximated $541,329, $310,000 and $244,000 for the years ended July 31, 1996, 1995 and 1994, respectively. Future minimum rental payments are as follows:

               1997                      $   431,211

               1998                          379,128

               1999                          252,289

               2000                          223,489
                                           -----------
               Total                     $ 1,286,117
                                         =============

13. Related Party Transactions:

The Company purchases inventory from an affiliate of the majority shareholder. During fiscal 1996, 1995 and 1994 total purchases amounted to $1.0 million, $2.5 million and $2.8 million, respectively.

The Company leases office space from another affiliate of the majority shareholder. During fiscal 1996, total rent expense was $4,000.

14. Fourth Quarter Adjustments:

The Company recorded the following adjustments during the fourth quarter of fiscal 1996:

    Adjustments to estimated net realizable value of $ 1,000,000 inventory

    Adjustments to estimated net realizable value of   2,500,000
    accounts receivable

    Write-offs of prepaid royalties                    1,000,000

    Write-offs of capitalized masters and software     1,800,000
    development costs

    Write-off of prepaid advertising                     600,000

As a result of the Company restructuring (as described in Note 1) and an ongoing review of the Company's accounts, management determined these adjustments were necessary to reduce these assets to their net realizable value.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

               Set forth below is information, including age and a brief description of principal occupation and employment during the past five years, with respect to each director and executive officer of the Company. Each such person, other than Mr. Sumner, is a United States citizen. Mr. Sumner is a citizen of the United Kingdom.

               Kelly G. Sumner, 35, served as Managing Director of the Company's United Kingdom subsidiary, Gametek (UK) Limited, from April 1993 until the July 29, 1997 disposition by the Company of its UK operations, as referred to above in Item 1, under the subheading "Subsequent Extraordinary Events." In November 1995, he was appointed Chief Operating Officer and a Director of the Company, and in February, 1997 he was appointed President.
From June 1994 until December 1994 he served as Senior Vice President of Sales and Marketing. Before joining the Company, Mr. Sumner spent 14 years with Commodore Business Machines (UK), Ltd. in various positions, including Managing Director from July 1992 to April 1993, in which capacity Mr. Sumner was responsible for overseeing all of Commodore's operations in the United Kingdom, Sales Director from July 1991 to July 1992, National Sales Manager from February 1990 to July 1991, and National Accounts Manager from February 1989 to February 1990. Mr. Sumner's employment with the Company ceased, effective with the July 29, 1997 transactions.

               Mark C. Burke, 46, served as Vice President of Sales from November 1995 through May 1997, at which time his employment terminated. Prior to joining the Company, Mr. Burke served as Vice President - Worldwide Sales and Service at Laser Tools Corp., a printing system software developer, from January 1993 to February 1994, and then at Photonics Corp., a manufacturer of wireless networking computer peripherals, from February 1994 to October 1995. From March 1987 to October 1992, Mr. Burke served as Vice President of Sales and Corporate Marketing at Software Publishing Corporation, a publisher of productivity software.

               J. Thomas Reuterdahl, 53, joined the Company as Vice President-Product Development in March 1995. Prior thereto, since November 1991 Mr. Reuterdahl served as Group Director - Sega Studios for Sega of America, Inc. From January 1990 to October 1991, Mr. Reuterdahl served as Director of Software Development at Activision, a software publisher and developer. In July 1997, Mr. Reuterdahl became a director and the chief operating officer of the Company.

               J. William Blue, Jr., 46, has served as a Director of the Company since September 1993. Mr. Blue is a partner in the law firm of Northen Blue LLP in Chapel Hill, North Carolina and has been associated with that firm since April 1986.

               Laurence Kramer, 57, has served as a Director of the Company since February 1994. He is President of Laurence Kramer Associates, Ltd., a business and financial consulting firm that he founded in November 1982. He devotes most of his time to advising owners of medium-sized organizations in the areas of long term strategic planning, marketing and organizational and financial matters. He also serves a director of Career Horizons, Inc., a publicly traded provider of temporary personnel. Prior to November 1982, Mr. Kramer practiced public accounting with Alexander Grant & Company (now Grant Thornton) for 21 years, including 13 years as a partner in that firm. For a period of six years, he served first as technical director and then as administrative partner of the firm's international organization. Mr. Kramer has been rendering business and financial consulting services to the Company since March 1990.

               Robert L. Underwood, 50, has served as a Director of the Company since June 1995. In August 1997, Mr. Underwood was appointed by the Board as the chief financial officer and secretary of the Company. Mr. Underwood has served of counsel to the law firm of Carl A. Bertoch, P.A. in Tallahassee, Florida since June 1993. Prior thereto, he served as chief operating officer, general counsel and consultant to Rotonda Properties, Inc., a real estate company located in Cape Haze, Florida from September 1989 to June 1993.


                  ITEM 11.  EXECUTIVE COMPENSATION

                       Executive Compensation

               The following table sets forth certain information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the Company's other most highly paid executive officers or former executive officers whose compensation exceeded $100,000 for the fiscal year ended July 31, 1996 (the "Named Executive Officers"):

                     Summary Compensation Table
                     --------------------------
                                                       Long-Term
                                                       Compensation
                                                       Awards
                                                       Securities
                                                       Underlying
    Name and            Fiscal  Annual Compensation     Options/
Principal Position      Year     Salary     Bonus(1)   SAR's #
------------------      -----   -------     ---------  ------------

Kelly G. Sumner
 President and Chief
Operating Officer (4)....1994   $137,250     $  5,000   20,833 option shs.(2)
                         1995   $175,931     $ 36,113   50,000 option shs.(3)


                         1996   $179,000     $ 36,684   150,000 option shs
J. Thomas Reuterdahl
Vice President
Product Developments (5).1994      N/A         N/A            N/A

                         1995   $ 44,538        -0-          -0-

                         1996   $145,000     $ 25,000   25,000 option shs.(6)
James D. Harris,
Chairman and Chief
Executive Officer (7)....1994      N/A          N/A          N/A

                         1995      N/A          N/A          N/A

                         1996   $120,000        -0-          -0-
Mark C. Burke
Vice President
Sales and Marketing(8)...1994      N/A          N/A          N/A

                         1995      N/A          N/A          N/A

                         1996   $104,615        -0-          -0-

(1) Bonus amounts represent bonuses accrued during the fiscal year indicated but payable in the subsequent fiscal year.

(2) Represents options issued under the 1993 Stock Option Plan. These options were surrendered and canceled in June 1995.
(3)  Represents
     options for 20,833 shares issued under the 1993 Stock Option Plan in substitution for the options described in footnote (2) above and options for 29,167 additional shares.

(4) From December 1994 until November 1995, Mr. Sumner served as Managing Director of the Company's UK subsidiary. In November 1995, he was appointed Chief Operating Officer of the Company and in February 1997, he was appointed President of the Company. Mr. Sumner's employment with the Company terminated in July 1997, in connection with the July 1997 disposition of the Company's Canadian and UK operations. All compensation figures for Mr. Sumner have been converted from British pounds sterling into U.S. dollars at a conversion rate of $1.50 for each pound.

(5) Mr. Reuterdahl became Chief Operating Officer of the Company in August 1997.(6) Represents options issued under the 1993 Stock Option Plan and repriced in February 1997.

(7) Mr. Harris first became an officer of the Company near the end of fiscal 1995, but fiscal 1996 was the first fiscal year in which he received a salary from the Company. Mr. Harris resigned as an officer and director of the Company in February 1997.

(8)  Mr. Burke's employment with the Company terminated in May 1997.

                          Option/SAR Grants
                          -----------------

The following table sets forth certain information regarding stock options and SARs granted to the named executive officers in fiscal 1996.

               OPTION/SAR GRANTS IN LAST FISCAL YEAR
               -------------------------------------

          Individual Grants                       Potential
                        Percent                               Realizable
                         Total                                Value at Assumed
                        Options/                              Annual Rates of
          Number of      SAR's         Exer-                  Stock Priced
          Securities     Granted       cise                  Appreciation
          underlying       to         or Base                For Option Term
          option/SARs    Employees     Price                 ---------------
          Granted #      in Fiscal    ($/(2)    Expiration   5% ($)    10% ($)
Name      (1)             Year        /Sh.)        Date
-------------------------------------------------------------------------------


Kelly G.    50,000
Sumner      shs.          1.0%        $ .75     6/20/2000    $28,786   $57,572
            (options)
            50,000        20.3%       $ .75     6/20/2000    $28,786   $57,572
            shs.
            (options)      40.7%      $ .75     12/31/98     $57,572   $115,144
            100, 000shs
            (options)

J. Thomas   25,000
Reuterdahl  shs.
            (option)        6.2%      $ .75     6/19/99      $14,393    $28,786


(1) For the terms of the options described in this table, see the section entitled "1993 Stock Option Plan" above and "Employment Agreements" below.

(2) Represents exercise price after repricing that occurred in February 1997, as described below. Employment Agreements

     As of August 1, 1995, the Company entered into an employment agreement with Kelly G. Sumner, then its President and Chief Operating Officer. As noted above, Mr. Sumner's employment terminated in July 1997. The term of the agreement would have been two and one-half years ending December 31, 1998.
The agreement provided for an annual salary of $179,000, subject to annual review by the Board of Directors. The agreement also provided for Mr. Sumner to receive an annual bonus in each year equal to 5% of the net pre-tax profits of (i) for fiscal 1996, GameTek (UK) Limited, and (ii) for fiscal 1997 and 1998, GameTek and all of its consolidated subsidiaries. The bonus payable in respect of fiscal 1997 and fiscal 1998 would not have exceeded the salary that would have been received by Mr. Sumner during the applicable year.

     Under the terms of his employment agreement, Mr. Sumner received, on March 13, 1996, an option under the 1993 Stock Option Plan to purchase 50,000 Common Shares at an original exercise price of $1.375. In addition, Mr. Sumner was granted another 100,000 stock options exercisable at $1.375 per share, none of which options would have vested until December 31, 1998 unless, prior to such date, Mr. Britt, the principal shareholder of the Company, or his affiliates ceased to own at least 50% of the Common Shares of the Company (a "Change of Control"), in which case the options would have vested as of the date such event occurred. All of the above options were subsequently repriced to $.75. See "Compensation Committee and Stock Option Committee Report on Executive Compensation".

     If Mr. Sumner had been terminated without cause, he would have been entitled to receive his salary for the balance of the term of the Agreement, or two years, whichever is less, plus a pro rated portion of the bonus otherwise payable in respect of the year of termination. In addition, upon the occurrence of any Change of Control which would have affected his position, status, responsibilities, compensation or prospects for continued employment, Mr. Sumner would have been entitled to receive an additional bonus equal to six months salary, payable within thirty days following the occurrence of the Change of Control. If the Change of Control resulted in certain indebtedness of the Company being repaid, Mr. Sumner would have been able to receive a bonus equal to an additional six months salary. Mr. Sumner's employment agreement also contained usual and customary events of default and non-competition and non-solicitation covenants. In connection with the termination of Mr. Sumner's employment with the Company, he entered into a consulting agreement under which he agreed to render certain consulting services and to release the Company from all further obligations under his employment agreement in consideration for the sum of $25,000 to be paid on or before January 31, 1998.


Bonus Plan

     The Company has established an incentive bonus plan under which at least 2.5% but not more than 5% of the Company's consolidated net pre-tax, pre-bonus profits for each year are to be allocated among certain designated key employees on the basis of performance of the Company and the designated employees. No bonuses were awarded under this plan during fiscal 1996 due to the losses sustained by the Company during the year.


Compensation Committee and Stock Option
Committee Interlocks and Insider Participation

     Prior to the Company's initial public offering in February 1994 (the "Offering"), the Board of Directors was responsible for making all executive compensation determinations, including the grant of stock options. Effective upon consummation of the Offering, a Compensation Committee, presently consisting of Messrs. Kramer and Blue, assumed responsibility for determining executive compensation policies and procedures and for fixing compensation levels for the Chief Executive Officer and the other executive officers of the Company; and a Stock Option Committee, presently consisting of Messrs. Blue and Underwood, assumed responsibility for administering the Company's Stock Option Plans.

     Mr. Sumner served as Chief Operating Officer of the Company throughout fiscal 1996 and participated in deliberations concerning the compensation of all executive officers other than himself and the former Chairman of the Board, Mr. James D. Harris.

     Mr. Kramer has rendered business and financial consulting services to the Company since March 1990. He has no written agreement with the Company regarding his consulting services and the consulting arrangement is terminable by either party at will. During fiscal 1996, the Company paid Mr. Kramer approximately $46,000 for his consulting services.

Compensation Committee
and Stock Option Committee
Report on Executive Compensation


     The Compensation Committee is responsible for establishing the policies and procedures governing the Company's executive compensation programs and for determining the compensation of the Chief Executive Officer and the other executive officers of the Company, except that all determinations regarding the award of stock options under the Company's 1993 Stock Option Plan are made by the Stock Option Committee. The Compensation Committee and the Stock Option Committee are sometimes referred to collectively as the "Committees".

     In establishing, evaluating and implementing the Company's executive compensation programs, the Committees are guided primarily by three basic principles:

     * The Company must offer competitive salaries and other benefits to be able to attract and retain highly-qualified and experienced executives and other management personnel;

     * Cash compensation in excess of base salaries should be tied to Company and individual performance; and

     * The financial interests of the Company's executives should be aligned with the financial interests of its stockholders, primarily through bonuses based on profitability of the Company and through stock option grants.

     In order to attract and retain highly-qualified executives, the Company has, at various times, entered into, and intends in the future to enter into, employment agreements for varying terms with its executive officers. These agreements generally provide for a fixed base salary each year and for bonuses based on the profitability of the Company. See "Annual Incentive Compensation" below. These agreements also generally provide for cost of living increases and either mandatory or discretionary salary increases on an annual basis.

     Executive compensation consists of the following elements:

     Base Salary. The base salaries for executive officers of the Company, except where mandated by existing employment agreements, are determined by the Compensation Committee after a review of the President's performance evaluations and salary recommendations (in the case of officers other than the President) and publicly available information regarding compensation paid to executives in the software publishing industry. In determining executive base salaries, the Compensation Committee takes into account the profitability of the Company, the level of responsibilities and length of service of each executive and a subjective assessment of each executive's abilities and performance. In assessing an executive's performance, the Committee gives substantial weight to the President's performance evaluations. According to the information available to the Committee, the compensation paid to executive officers of the Company generally falls in the upper quartile of compensation paid to executive officers of software publishers having revenues in the same range as the Company's revenues.

     Annual Incentive Compensation. Year-end cash bonuses for executive officers, other than bonuses mandated by written employment agreement, are awarded under the Company's incentive bonus plan. The Bonus Plan gives the Compensation Committee discretion to award bonuses aggregating between 2 1/2% and 5% of the Company's consolidated pre-tax, pre-bonus profits each year. For fiscal 1996, no bonuses were awarded under the Bonus Plan. Individual bonuses may also be awarded to officers based on their level of responsibility and length of service, and a subjective evaluation of their performance. Mr. Sumner received a bonus of $36,684 for fiscal 1996 based primarily on the performance and profitability of GameTek (UK) Limited during that year and the increased level of responsibility assumed by Mr. Sumner during the course of the year.

     Long-Term Incentive Compensation. The 1993 Stock Option Plan forms the basis of the Company's long-term incentive plan for executives. The Committees believe that a significant portion of executive compensation should be dependent on value created for the stockholders. The initial grant of stock options under the 1993 Stock Option Plan was made by the Board of Directors prior to the Offering and was not based on any performance criteria. The number of options granted to the officers and employees of the Company were determined by dividing the total number of recipients into several classes based upon the Board's judgment regarding the level of job related responsibility of each recipient. In general, individuals within each such class received an identical number of options. All such options were granted at an exercise price equal to the Offering price, which was $9.00 per share.

     In June 1995, the Stock Option Committee and the Board of Directors authorized the surrender and cancellation of all options theretofore granted under the 1993 Stock Option Plan (other than formula grant options granted to the Stock Option Committee members) and the issuance of substitute options at an exercise price of $2.25 per share, the then fair market value of a Common Share. All of the options outstanding under the 1993 Stock Option Plan were again repriced in February 1997, with the exercise price being lowered to $.75 per share. The options so repriced included options held by the executive officers and directors whose names appear on the chart set forth below. The Committee believed that the underlying purpose of the options granted under the 1993 Stock Option Plan, providing an effective incentive to the option holder to work diligently for the benefit of the Company, with a resultant economic benefit to the holder, was seriously undermined by the fact that the exercise price of the originally granted options was so far in excess of the then current market value of the Common Shares. The Committee believed that, in order for the options to serve their intended purpose, it was necessary to reprice the options at the then current market value in order to provide realistic incentive for the officers, directors and employees to whom such options had been granted.

The following is a list of all executive officers and directors of the Company who have had options or stock appreciation rights repriced during the last ten years, the date of the repricing, and certain other information.

           TEN-YEAR OPTIONS/SAR REPRICINGS

                                    Marked                           Length of
                                    Price                            original
                    Number of        of Stock                         Option
                    Securities       at Time        Exercise         Term
                    Underlying       of Re-         Price at         Remaining
                    Options/         pricing         Time of          at Date
                    SARs Re-         or            Repricing  New ex-   of
                    Priced or        Amend-        of Amend-  ercise  Repricing
                    Amended          ment          ment       Price    or Amend-
Name       Date        (#)           ($)           ($)         ($)      ment
 (a)      (b)          (c)           (d)           (e)          (f)     (g)
-----------------------------------------------------------------------------
Kelly G.   6/21/95  50,000 shs.     $2.25         $9.00        $2.25     3 yrs.
Sumner                                                                   8 mos.

           2/25/97  100,000 shs.    $ .75         $1.375       $ .75     1 yr.
                                                                       10 mos.

           2/25/97  50,000 shs.     $ .75         $1.375       $ .75    3 yrs.
                                                                        1 mos.

           2/25/97  50,000 shs.     $ .75         $2.25        $ .75    2 yrs.



Laurence                                                               3 yrs.
Kramer     6/21/95  25,000 shs.     $2.25         $9.00     $2.25      8 mos.

James                                                                 3 yrs.
Harris     6/21/95  55,556 shs.     $2.25         $9.00     $2.25     8 mos.



Mark C.                                                               4 yrs.
Burke     2/25/97   20,000 shs.    $ .75          $1.875    $ .75     9 mos.


     It is anticipated that future option grants will be made to various officers, directors and employees, and, in considering the number of options to be granted to any such recipient, the Stock Option Committee will consider such factors as profitability of the Company, a subjective evaluation of the performance of the individual recipient, and the number of Common Shares or options then held by the recipient.


Compensation of Chief Executive Officer

During fiscal 1996, the Chairman and Chief Executive Officer of the Company was James D. Harris, who has since resigned from the Company. Mr. Harris, who was appointed as an officer of the Company in June 1996, received total compensation of $120,000 during fiscal 1996, but received no bonus due to the substantial losses incurred by the Company during the year.


     The Company does not intend at present to revise its existing compensation plans or policies to conform to the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended. As a result, if the aggregate amount of compensation paid to any executive officer exceeds $1 million per year, the excess of such compensation may not be deductible to the Company.


Summary

     The Committees are entrusted with attracting, motivating and retaining executives who will help the Company meet the increasing challenges of the interactive entertainment software industry. The Committees recognize their responsibility to the Company's stockholders and intend to continue to establish and implement compensation policies that they believe are consistent with the needs of the Company and its stockholders.

     This report has been submitted by the Compensation Committee and the Stock Option Committee of the Company's Board of Directors.


Compensation Committee:       Stock Option Committee:

J. William Blue Jr.              J. William Blue, Jr.
Laurence Kramer                  Robert L. Underwood III

Late Filings

     The directors and executive officers of the Company, and the owners of more than ten percent (10%) of the Common Shares, are required to file reports with the Securities and Exchange Commission and with the Nasdaq National Market, reporting changes in the number of Common Shares owned by them. Such reports are required to be filed within ten days after such person first becomes an officer, director or beneficial owner of more than 10 percent of the Common Shares, to report the number of shares beneficially owned by such person (Form 3); within ten days after the end of the calendar month when there is a change in the number of shares beneficially owned because of a purchase or other acquisition, or a sale or other disposition (Form 4); and within 45 days after the close of a calendar year reconciling all changes in beneficial ownership of the Common Shares made during such calendar year (Form
5).

     Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(d) during its 1996 fiscal year and any Forms 5 and amendments thereto furnished to the Registrant with respect to its 1996 fiscal year, and on written representations from certain officers, directors and 10% stockholders that no such Forms were required to be filed by them during the most recent fiscal year, the Registrant believes that all required reports were timely filed, with the following exceptions:
Bruce Lowry, a former officer and director of the Company, filed a Form 5 with the Securities & Exchange Commission on October 2, 1996 to report the expiration of an option held by Mr. Lowry, which option expired at the time of the termination of his employment in December 1995. To have been timely filed, the Form 5 should have been received by the Commission on September 15, 1996. J. Thomas Reuterdahl, Vice President Product Development during fiscal 1996, and Chief Operating Officer since July 29, 1997, was granted an option under one of the Company's stock option plans for its employees, to acquire common stock of the Company. Due to an oversight, the report of that option grant, which should have been made on a Form 5 for the fiscal year ended July 31, 1995, was not made until a Form 4 filing in August 1996.

Performance Graph

     Set forth on the following page is a performance graph comparing total shareholder return on a dividend reinvested basis of the Company, the S&P 500 and a peer group consisting of Acclaim Entertainment, Inc., Activision, Inc., Broderbund Software, Inc., Electronic Arts Inc. and T.HQ, Inc. This peer group was selected on the basis that management believes the product lines sold by these companies, and the platforms on which their products are used, are most nearly similar to the Company's product line and the platforms on which such products are used.


              Comparison of Cumulative Total Return
              --------------------------------------



[The following table describes the information presented in the performance graph filed separately with the Securities and Exchange Commission.]

                    3/94       7/94     7/95     7/96     10/96     1/97

GameTek, Inc.       $100        $55     $ 35     $ 27     $  2     $.75

S&P 500             $100        $97     $121     $141     $158     $177

Peer Group         $100         $69     $159     $ 96     $101     $ 96


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     Certain Beneficial Owners

     The following table sets forth information at July 15, 1997, concerning ownership of the Company's Common Shares by each person who owns of record, or is known to the Company to own beneficially, more than 5% of the Company's Common Shares.

 Name and Address             Amount and Nature of           Percent
of Beneficial Owner           Beneficial Ownership(1)        of Class

Bill B. Britt
 c/o Britt Motivation, Inc.
 4411 Chapel Hill Blvd.
 Durham, North Carolina 27707      9,871,186 shs.              82.5%
------------------------------------------------------------------------------


Footnotes for the preceding and following tables appear after the following table.

Management
----------

     The following table sets forth information at July 15, 1997 concerning ownership of the Company's Common Shares by all directors, director nominees and highly compensated executive officers, individually, some of whom, as indicated elsewhere herein, no longer are employed by the Company, and all officers and directors of the Company as a group.

 Name and Address             Amount and Nature of           Percent
of Beneficial Owner           Beneficial Ownership(1)        of Class
-------------------           -----------------------        ---------


Kelly G. Sumner
 c/o GameTek (UK) Limited
 258 Bath Road
 Slough, Berks
 SL1 4DX United Kingdom              50,000 shs. (2)             *

J. Thomas Reuterdahl
 c/o GameTek, Inc.
 Three Harbor Drive
 Suite 110
 Sausalito, CA  94965                 6,250 shs.                 *

J. William Blue, Jr.
 Northen Blue LLP
 100 Europa Drive
 Chapel Hill, NC 27515-2208          60,000 shs. (3)             *

Laurence Kramer
 c/o Laurence Kramer Associates, Ltd.
 505 Northern Boulevard
 Great Neck, New York  10029         38,750 shs. (4)             *



 Name and Address             Amount and Nature of           Percent
of Beneficial Owner           Beneficial Ownership(1)        of Class
------------------            -----------------------        ---------

Robert L. Underwood III
 537 East Park Avenue
 Tallahassee, Florida 32315        7,500 shs. (5)              *

All officers and directors
  as a group (6 persons)         162,500 shs.                 1.3%
-----------------------------------------------------------------------------


"*" - Indicates less than 1%.

Footnotes to the two preceding tables follow immediately.

(1) Each named person or group is deemed to be the beneficial owner of securities that may be acquired within sixty days through the exercise of options, warrants and rights, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person or group. Such securities are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person or group.
    Accordingly, the indicated number of shares may include shares issuable upon exercise of options (including employee stock options) held by such person or group.

(2) Represents Common Shares issuable upon exercise of currently exercisable stock options granted by the Company.

(3) Includes 50,000 Common Shares issuable upon exercise of a currently exercisable stock option granted by Mr. Britt to the law firm of Northen Blue LLP, of which Mr. Blue is a partner. Also includes 1,000 Common Shares issuable upon exercise of currently exercisable stock options granted by the Company.

(4) Includes 2,000 Common Shares owned by the Laurence Kramer Associates, Ltd. Profit Sharing Trust, of which Mr. Kramer is the trustee and sole beneficiary and 36,750 Common Shares issuable upon exercise of a stock option granted by the Company that is exercisable within sixty (60) days.

(5) Represents Common Shares issuable upon exercise of currently exercisable stock options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


   Mr. Bill B. Britt, the principal stockholder of the Company, owns American Multimedia, Inc. ("AMI"), which manufactures certain of the Company's personal computer software products. There is no written agreement between the Company and AMI with respect to manufacturing services provided by AMI. The Company made product purchases amounting to approximately $2.5 million, $2.8 million and $1.0 million from AMI in fiscal 1994, 1995 and 1996, respectively.

   Mr. Britt also owns Britt Motivation, Inc. ("BMI") and Britt Resources, Inc. ("BRI"). In January 1992, BMI provided the Company with $750,000 in short-term financing, bearing interest at the rate of 10% per annum and secured by a lien on GTI's accounts receivable and certain other assets (the "Bridge Loan"). In May 1992, the Company entered into a Revolving Credit Agreement with BRI (the "Revolving Credit Agreement"), pursuant to which the Company had the right to borrow from BRI up to 75% of the Company's eligible accounts receivable, subject to a maximum of $7.5 million. Loans outstanding under the Revolving Credit Agreement were secured by a lien on all accounts receivable of GameTek, GTI and IJE, and a lien on all other assets of GameTek, GTI and IJE subordinate only to the lien on such assets in favor of the Company's letter of credit lenders. The Company repaid the Bridge Loan out of funds borrowed under the Revolving Credit Agreement.

   Effective August 1, 1993, the Revolving Credit Agreement was amended to increase the amount the Company could borrow thereunder to $1.3 million plus 90% of eligible accounts receivable, up to an aggregate maximum of $9 million, to lower the applicable interest rate from 4.5% over prime to 1.0% over prime and to extend the term of the agreement to August 1, 1995. This facility required the Company to pay a facility fee in respect of each of the first two years of the amended term equal to the difference between the "base price" of 50,000 shares of Common Stock (determined as described below) and the market price of 50,000 shares of Common Stock on December 31, 1994 and December 31, 1995 respectively, up to a maximum facility fee of $170,000 in any year. The base price for the first year of the amended term was the initial public offering price for 50,000 shares of Common Stock in the Offering (the "IPO Price"). Under the terms of the Revolving Credit Agreement, the base price for the second year of the amended term was the IPO Price plus $150,000. No facility fee is payable in respect of the first year of the amended term unless the market price of 50,000 shares of Common Stock on December 31, 1994 is at least $150,000 greater than the IPO Price. No facility fee was to be payable in respect of the second year of the amended term (i) unless the market price of 50,000 shares of Common Stock on December 31, 1995 is at least $300,000 greater than the IPO Price or (ii) if the Company terminated the facility prior to July 31, 1994. All indebtedness then owing under the Revolving Credit Agreement, approximately $9 million, was repaid out of the net proceeds received by the Company from the Offering, although the Revolving Credit Agreement remained in effect after the Offering.

   In August 1994, the Company, in connection with the execution of a new
Line of Credit Facility with Ocean Bank, replaced the Revolving Credit Agreement with BRI with a new $6 million credit facility (the "Credit Facility"), under which the Company could borrow from BRI up to $6 million at 1% over prime with no limitation regarding percentage of eligible accounts receivable. The Credit Facility was secured, on a pari passu basis with a commercial bank, by a first priority lien on all North American assets of the Company. The Credit Facility was on demand and was renewable on an annual basis. The Company paid a one-time fee of $60,000 in connection with the establishment of the Credit Facility and is obligated to pay an annual facility fee equal to two-thirds (2/3) of the facility fee that was payable in connection with the Revolving Credit Agreement described above.

   In August 1995, the Company entered into a series of amendments amending the Line of Credit Facility with Ocean Bank and the Revolving Credit Facility with BRI. These amendments increased the amount available to the Company under the Revolving Credit Facility with BRI to $12 million and provided for an annual facility fee equal to 1% of the average outstanding loan balance under the Facility, provided that no facility fee would be payable by the Company in respect of any fiscal year if the Company repaid the entire amount owing under the Facility during the month of August immediately following the end of such fiscal year. In addition, BRI agreed to subordinate its security interest to the security interest of Ocean Bank under its Line of Credit Facility. At the same time, the Ocean Bank Line of Credit Facility was amended to increase the interest rate from 1% over prime to 2% over prime, to require the Company to maintain its operating accounts at Ocean Bank, to cause all payments received by the Company in respect of accounts receivable generated from sales to customers making payment within the United States into such operating accounts, and to provide that Ocean Bank could not demand repayment of amounts owing under the amended Line of Credit Facility prior to August 1, 1996 unless an event of default had occurred thereunder. The Company was required to pay fees aggregating 1% of the principal amount of any letters of credit issued under the amended Line of Credit Facility, as well as a 1% annual commission in respect of all bankers' acceptances created to finance amounts owing by the Company in respect of such letters of credit.
The amended Line of Credit Facility also provided that, commencing with the fiscal quarter beginning on February 1, 1996, the Company and its subsidiaries must maintain, on a consolidated basis, a ratio of indebtedness to net worth less than or equal to 1.25 to 1. In connection with these amendments to the Line of Credit Facility, the Company paid to Ocean Bank a one time facility fee of $50,000, payable $25,000 at closing and $25,000 six months thereafter.

   In November 1995, the Revolving Credit Facility was amended to change the loans made thereunder from demand loans to term loans due August 1, 1997 and, in connection therewith, to add events of default customary in term loan transactions.

   Effective January 31, 1997, the Company and BRI entered into an agreement under which BRI extended an additional $1.1 million credit facility (subsequently increased to $2.0 million) to the Company under the conditions that no amounts could be drawn down by the Company under the new facility after December 31, 1997 and that the principal balance outstanding under the new facility was to be reduced to no more than $500,000 on or before December 31, 1997 and would be paid in full on or before August 1, 1998. The new credit facility is secured by a security interest in and lien upon all assets of the Company and its subsidiaries. In connection with the establishment of the new credit facility, the Company agreed that the maximum principal amount that could be borrowed by the Company under the original Revolving Credit Facility was reduced to approximately $9.7 million, which represented the outstanding principal balance under such loan facility at the time the new facility was created. The Company also agreed to bring all interest payments owing under the Revolving Credit Facility and all trade debt current prior to December 31, 1997.

   In February, 1997, the Company restructured its indebtedness under the Line of Credit Facility with Ocean Bank to provide for payments of interest only through May 1997; payments of accrued interest plus $150,000 in principal each month from June through November 1997, and a final balloon payment of all outstanding principal plus accrued interest on or before December 31, 1997. The principal amount outstanding under the Line of Credit Facility as of the date of the restructuring was approximately $1.66 million.


   In order to be able to continue as a going concern, the Company will either have to locate a substitute credit facility to replace the related party facilities, or generate sufficient cash flow from operations to repay the bank facility and the related party facilities and to fund future operations. There can be no assurance that the Company will be able to generate sufficient cash flow to pay the indebtedness owing to its bank lender and its related entity lender when due or to fund future operations.

   In July 1993, the Company agreed to pay Mr. Britt a commission of 2% on all sales of software products by the Company to Amway Corporation. Mr. Britt, who is a major distributor of Amway products, introduced the Company to Amway. The Company commenced shipment of products to Amway in the fourth quarter of fiscal 1993. Total sales to Amway in fiscal 1994 amounted to approximately $21,000. There were no sales to Amway in fiscal 1995 or fiscal 1996.

   In light of the Company's substantial loss in fiscal 1995, and to acquire necessary working capital and to avoid a default under the Company's financial covenants with Ocean Bank, the Board of Directors authorized the sale to Mr. Britt of 1,500,000 Common Shares at a price of $2.00 per share in a private placement transaction. The sale was consummated as of October 31, 1995. The closing price for a Common Share on that date was $1.75 per share. Mr. Britt purchased another 1,060,000 Common Shares as of July 8, 1996 for a price of $2.50 per share, which was the closing price of a Common Share on that date. The purpose of the transaction was to avoid a default under the Ocean Bank facility and to maintain the Company's listing on the Nasdaq National Market. For similar reasons, in August 1996, the Board of Directors authorized the sale to Mr. Britt of 533,333 Common Shares at a price of $1.875 per share in a private placement transaction. The sale was consummated as of August 7, 1996. The closing price for a Common Share on that date was $1.875 per share.

   Mr. Laurence Kramer, a director of the Company, has rendered business and financial consulting services to the Company since March 1990. Mr. Kramer has no written agreement with the Company regarding his consulting services, and the consulting arrangement is terminable by either party at will. During fiscal 1996, the Company paid Mr. Kramer approximately $46,000 for his consulting services.

   The Company believes that the terms of the various transactions described above are or were at least as favorable to the Company as the terms the Company could have obtained from unaffiliated third parties pursuant to arms-length negotiations.


            [Balance of page left blank intentionally.]



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1) and (2):

List of Financial Statements and Financial Statement Schedules:
---------------------------------------------------------------

The following consolidated financial statements of the Company and its subsidiaries appear in its report immediately following page III-24.

The following consolidated financial statements of the Company and its subsidiaries appear in this report immediately following page II-5.


          Independent Auditors Reports . . . . . . . . . . . . F-2

          Consolidated Balance Sheets, July 31, 1995
          and 1996 . . . . . . . . . . . . . . . . . . . . . . F-4

          Consolidated Statements of Operations, Years
          Ended July 31, 1994, 1995 and 1996 . . . . . . . . . F-5

          Consolidated Statements of Stockholders'
          Equity, Years Ended July 31, 1994, 1995 and
          1996 . . . . . . . . . . . . . . . . . . . . . . . . F-6

          Consolidated Statements of Cash Flows, Years
          Ended July 31, 1994, 1995 and 1996 . . . . . . . . . F-7

          Notes to Consolidated Financial Statements,
          Years Ended July 31, 1994, 1995 and 1996 . . . . . . F-8


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


Item 14.(a)(3) Exhibits:

Number    Exhibit Title                                          Page
------    -------------                                          ----


3.1     The Registrant's Certificate of Incorporation.*

3.2     The Registrant's By-laws.**

4       Specimen Certificate of Registrant's Common Stock.*

10.1    Confidential Third Renewal License Agreement for
        Nintendo Entertainment System dated September 1,
        1993 between Nintendo of America, Inc. and GameTek
        (FL), Inc. ("GTI").*

10.2 First Renewal of International License Agreement for Nintendo Entertainment System dated December 21,
        1992 between Nintendo Co., Ltd. and GTI.*

10.3    Confidential License Agreement for Game Boy dated
        July 17, 1992 between Nintendo of America, Inc. and
        I.J.E., Inc. ("IJE").*

10.4    Confidential International License Agreement for
        Game Boy dated July 21, 1992 between Nintendo Co.,
        Ltd. and GTI.*

10.5    Individual License Agreement for International
        Game Boy Software dated November 8, 1991 between
        Nintendo Co., Ltd. and GTI relating to Wheel of
        Fortune.*



_________________________

*    Incorporated by reference to Exhibits to Registration
     Statement on Form S-1 (File No. 33-70598) originally filed by Registrant on October 20, 1993.

**   Incorporated by reference to Exhibits to Registrant's
     Annual Report on Form 10-K for fiscal 1996.

     Confidential treatment has been requested with respect to certain information contained in this Exhibit.

Number    Exhibit Title                                          Page
------    -------------                                          -----


10.6      Confidential License Agreement for Super Nintendo
        Entertainment System dated July 21, 1992 between
        Nintendo of America, Inc. and IJE.*

10.7      Confidential International License Agreement for
        Super Nintendo Entertainment System dated May 13,
        1992 between Nintendo Co., Ltd. and GTI.*

10.8    Letter dated June 17, 1993 from Nintendo Co., Ltd.
        to all SNES licenses relating to an increase in the number of titles that can be released under international SNES licenses.*

10.9    Licensing Agreement dated March 24, 1992 between
        Sega Enterprises, Ltd. and GTI.*

10.10   Manufacturing Services Agreement dated March 23,
        1992 between Sega Enterprises, Ltd. and GTI.*

10.11 Licensing Agreement dated September 30, 1993 between Sega Enterprises, Ltd. and GTI.*

10.12   Manufacturing Services Agreement dated September
        30, 1993 between Sega Enterprises, Ltd. and GTI.*

10.13 Software License Agreement dated January 19, 1993 between The 3DO Company and GTI.*

10.14 License Agreement Deal Memo dated July 15, 1993 between The New Family Company and GTI relating to
        Family Feud.*

10.15   Software License and Distribution Agreement dated
        June 28, 1993 between Gremlin Graphics Software,
        Ltd. and GTI relating to Zool.*
___________________________

* Incorporated by reference to Exhibits to Registration Statement on Form S-1 (File No. 33-70598) originally filed by Registrant on October 20, 1993.

     Confidential treatment has been requested with respect to certain information contained in this Exhibit.

Number    Exhibit Title                                          Page
------    -------------                                          ----


10.16   License and Distribution Agreement dated May 26,
        1993 between 21st Century Entertainment, Ltd. and
        GTI relating to Pinball Dreams for Sega Gamegear and Master System.*

10.17   License and Distribution Agreement dated May 26,
        1993 between 21st Century Entertainment, Ltd. and
        GTI relating to Pinball Dreams for Super Nintendo
        16-bit Entertainment System.*

10.18   License and Distribution Agreement dated May 26,
        1993 between 21st Century Entertainment, Ltd. and
        GTI relating to Pinball Dreams for Sega Genesis
        System.*

10.19   License and Distribution Agreement dated March 31,
        1993 between 21st Century Entertainment, Ltd. and
        GTI relating to Pinball Dreams for Nintendo Gameboy.*

10.20   American Gladiators License Agreement dated October
        18, 1989 between The Samuel Goldwyn Company and GTI.*

10.21     Renewal Notice dated April 27, 1992 from The Samuel
        Goldwyn Company to GTI renewing license for American
        Gladiators.*

10.22   License Agreement dated July 29, 1992 between
        Jeopardy Productions, Inc. and IJE relating to
        Jeopardy!*

10.23   License Agreement dated July 29, 1992 between
        Califon Productions, Inc. and IJE relating to
        Wheel of Fortune.*

10.24   Software License and Distribution Agreement dated
        May 28, 1993 between Gremlin Graphics Software
        Limited and GTI relating to Nigel Mansell World
        Championship Racing.*
___________________________

* Incorporated by reference to Exhibits to Registration Statement on Form S-1 (File No. 33-70598) originally filed by Registrant on October 20, 1993.

     Confidential treatment has been requested with respect to certain information contained in this Exhibit.

Number    Exhibit Title                                          Page
------    -------------                                          ----

10.25   License and Distribution Agreement dated July 1,
        1993 between Grandslam Video Limited and GTI relating to Nick Faldo's Championship Golf.*

10.26     Lease Agreement dated November 12, 1992 between
        Concorde Centre II Associates and Registrant.*

10.27     Agreement for Lease dated May 12, 1993 between
        GRE Linked Life Assurance Limited and GTI.*

10.28 Employment Agreement dated as of March 1, 1993 between Schwartz and Registrant.*

10.29 Letter Agreement dated as of August 1, 1993 between Schwartz and Registrant amending
        Employment Agreement dated as of March 1, 1993 between Schwartz and Registrant.*

10.30 Employment Agreement dated as of March 1, 1993 between Bruce H. Lowry ("Lowry") and Registrant.*

10.31 Letter Agreement dated as of October 1, 1993 between Schwartz and Registrant granting Schwartz stock appreciation rights.*

10.32 Letter Agreement dated as of October 1, 1993 between Lowry and Registrant granting Lowry stock appreciation rights.*

10.33 Letter Agreement dated as of October 1, 1993 between Registrant and a former director granting such former director a stock option.*

10.33.2 Letter Agreement dated as of January 10, 1994 between Registrant and a former director amending October 1, 1993 Letter Agreement.*

10.39     Letter Agreement amending Security Agreement,
        dated July 28, 1993 among BRI, Registrant and GTI.*
___________________________

* Incorporated by reference to Exhibits to Registration Statement on Form S-1 (File No. 33-70598) originally filed by Registrant on October 20, 1993.

     Confidential treatment has been requested with respect to certain information contained in this Exhibit.

          Denotes management contract or compensatory plan or arrangement.

Number    Exhibit Title                                          Page
------    -------------                                          -----

10.40     Promissory Note of Registrant dated January 27,
        1992 in principal amount of $1,275,768.80 in favor of American Multimedia, Inc. ("AMI").*

10.41 Assignment dated January 1, 1993 by AMI to Britt of Registrant's $1,275,768.80 Promissory Note.*

10.42 Letter dated as of August 1, 1993, by Britt, as assignee of AMI under Registrant's $1,275,768.80
        Promissory Note dated January 27, 1991, extending maturity date thereof to August 1, 1994.*

10.46     Commission Agreement dated July 28, 1993 between
        Britt and Registrant.*

10.47.1 Letter Agreement dated as of July 28, 1993 between
        Britt and Registrant.*

10.47.2 Letter Agreement as of December 9, 1993 among AMI,
        Registrant, GTI, Britt and Schwartz.*

10.47.3 Letter Agreement dated January 31, 1997 between
        Registrant and BRI relating to $1.1 million loan
        from BRI to Registrant.                                      E-1

10.47.4 Promissory note dated January 31, 1997 from
        Registrant to BRI in principal amount of $1.1 million        E-5

10.50   1993 Stock Option Plan of Registrant.*

10.50.1 First Amendment to 1993 Stock Option Plan of Registrant****

10.50.2 1995 Non-Employee Director Stock Option Plan****

10.51 Form of Indemnification Agreement between Registrant and its officers and directors.*

___________________________

* Incorporated by reference to Exhibits to Registration Statement on Form S-1 (File No. 33-70598) originally filed by Registrant on October 20, 1993.

**** Incorporated by reference to Exhibits to Registrant's Proxy Statement filed in connection with its 1995 Annual Meeting of Stockholders.

     Confidential treatment has been requested with respect to certain information contained in this Exhibit.

     Denotes management contract or compensatory plan or arrangement.

Number    Exhibit Title                                          Page
------    -------------                                          ----


10.52     Commercial/Agricultural Revolving or Draw Note-
        Variable Rate, dated February 28, 1997, in the
        principal amount of $1,663,880.03, made by Registrant
        in favor of Ocean Bank.                                      E-11

10.53     Commercial Security Agreement dated February 28, 1997,
        made by Registrant in favor of Ocean Bank.                   E-16

10.56 Revolving Credit Agreement dated August 11, 1994 among Registrant, GTI, IJE and Cybersoft, as borrowers, and BRI, as lender ("BRI Credit
        Agreement").***

10.57 First Amendment to BRI Credit Agreement, dated as of August 1, 1995, among Registrant, GTI,
          IJE and Cybersoft, as borrowers, and BRI, as Lender.**

10.58     Amended and Restated Promissory Note of
          Registrant in Maximum Principal Amount of
          $12,000,000, dated as of August 1, 1995 in
          favor of BRI, (amending and restating
          Promissory Note of Registrant in Maximum
          Principal Amount of $6,000,000 dated August 11,
          1994 in favor of BRI***).

10.59     SONY Playstation License Agreement dated as of
          May 4, 1994 between Sony Computer Entertainment
          (US) ("Sony") and the Company.**

10.60     License Agreement dated July 1994, between
          GameTek (FL) and Harmony Gold U.S.A., Inc., re:
          Robotech.**

10.61     License Agreement dated January 23, 1995, between
        Nintendo of America, Inc. and the Company GameTek (FL),
        re: the game "Robotech Academy" on Nintendo's Ultra 64
        Playstation.**
___________________________

* Incorporated by reference to Exhibits to Registration Statement on Form S-1 (File No. 33-70598) originally filed by Registrant on October 20, 1993.

** Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-K for fiscal 1995.

*** Incorporated by reference to Exhibit to Current Report on Form 8-K dated August 11, 1994.

Number    Exhibit Title                                          Page
------    -------------                                          ----

10.62     License Agreement dated June 16, 1995, between
        Sega Enterprises, Ltd. and GameTek, Inc.,
        re: Sega Saturn platform.**

10.63     Manufacturing Services Agreement dated June 16,
          1995 between Sega of America, Inc. and GameTek,
          Inc.**

10.64   Confidential License Agreement for Nintendo 64
        Video Game System dated March 31, 1997 between
        Registrant and Nintendo of America, Inc.                     E-23

21      Subsidiaries of Registrant                                   E-39
___________________________


** Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-K for fiscal 1995.

*** Incorporated by reference to Exhibit to Current Report on Form 8-K dated August 11, 1994.

     Confidential treatment has been requested with respect to certain information contained in this Exhibit.

Item 14 (b) Reports on Form 8-K.
--------------------------------

     During the last fiscal quarter covered by the Report on Form 10-K, the Company filed a Form 8-K for an event of July 8, 1996, which reported, under
Item 5 thereto, a private placement by the Company to its principal stockholder.
                            SIGNATURES
                            ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GAMETEK, INC.

                                 /s/ J. Thomas Reuterdahl
                            By:__________________________________
                                     J. Thomas Reuterdahl
                                    Chief Operating Officer

Dated:  September 22, 1997



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Title            Name and Signature                Date
       -----            ------------------                ----



Chief Operating Officer
 and Director         /s/ J. Thomas Reuterdahl     September 22, 1997
                  By:__________________________

                      (J. Thomas Reuterdahl)

Chief Financial Officer
 and Secretary and Director
 (Principal Financial
 Officer)             /s/ Robert L. Underwood III   September 22, 1997
                   By:___________________________
                     (Robert L. Underwood III)


Director             /s/ J. William Blue, Jr.      September 22, 1997
                  By: __________________________
                      (J. William Blue, Jr.)


Director                   /s/ Laurence Kramer       September 22, 1997
                      By: ____________________
                         (Laurence Kramer)